Form 10-Q
period 2005-03-31
PanAmSat Holding CORP
filed 2005-05-16
CIK 1310897

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

COMMISSION FILE NO. 001-32456

PANAMSAT HOLDING CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	20-1728720 (I.R.S. EMPLOYER IDENTIFICATION NO.)

20 WESTPORT ROAD, WILTON, CT 06897
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 203-210-8000

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

        As of May 12, 2005, an aggregate of 122,580,623 shares of our common stock were outstanding.

PANAMSAT HOLDING CORPORATION

INDEX

        In this Quarterly Report on Form 10-Q, unless the context otherwise requires or it is otherwise indicated, all references to (1) "Holdco", "we", "us" and "our" refer to PanAmSat Holding Corporation and its subsidiaries and (2) "PanAmSat" refers to PanAmSat Corporation.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words "may", "might", "will", "should", "estimate", "project", "plan", "anticipate", "expect", "intend", "outlook", "believe" and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", under "Risk Factors" in our registration statement on Form S-1 (File No. 333-121463) filed with the Securities and Exchange Commission ("SEC"), as such registration statement became effective on March 16, 2005, and all of our other filings filed with the SEC from March 16, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

        The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

  •
  the ability of our subsidiaries to make distributions to us in amounts sufficient to make required interest and principal payments on our outstanding indebtedness and future dividend payments to our stockholders;

  •
  risks associated with operating our in-orbit satellites;

  •
  satellite launch failures, satellite launch and construction delays and in-orbit failures or reduced performance;

  •
  our ability to obtain new or renewal satellite insurance policies on commercially reasonable terms or at all;

  •
  possible future losses on satellites that are not adequately covered by insurance;

  •
  domestic and international government regulation;

  •
  changes in our contracted backlog or expected contracted backlog for future services;

  •
  pricing pressure and overcapacity in the markets in which we compete;

  •
  inadequate access to capital markets;

  •
  competition;

  •
  customer defaults on their obligations owed to us;

i

  •
  our international operations and other uncertainties associated with doing business internationally;

  •
  our high level of indebtedness;

  •
  limitations on our ability to pursue growth opportunities as a result of our dividend policy; and

  •
  litigation.

        We caution you that the foregoing list of important factors is not exclusive. In light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this quarterly report may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

WEBSITE ACCESS TO COMPANY'S REPORTS

        Our Internet website address is www.panamsat.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

ii

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

PANAMSAT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2004	March 31, 2005
REVENUES:
Operating leases, satellite services and other	$201,165	$205,201
Outright sales and sales-type leases	4,265	3,607

Total revenues	205,430	208,808

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	—	(2,853)
Depreciation and amortization	75,335	69,765
Direct operating costs (exclusive of depreciation and amortization)	39,668	34,947
Selling, general and administrative expenses	17,549	18,754
Sponsor management fees	—	10,444
Loss on termination of sales-type lease	—	2,307
Facilities restructuring and severance costs	1,855	3,349
Satellite impairment loss	99,946	—

Total operating costs and expenses	234,353	136,713

INCOME (LOSS) FROM OPERATIONS	(28,923)	72,095
INTEREST EXPENSE—Net	31,086	75,526

LOSS BEFORE INCOME TAXES	(60,009)	(3,431)
INCOME TAX BENEFIT	(28,080)	(4,532)

NET INCOME (LOSS)	$(31,929)	$1,101

NET INCOME (LOSS) PER SHARE—Basic and Diluted	$(0.07)	$0.01

See notes to condensed consolidated financial statements.

PANAMSAT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2004	March 31, 2005
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,982	$449,245
Accounts receivable—net	69,380	64,807
Net investment in sales-type leases	24,776	22,207
Prepaid expenses and other current assets	26,595	29,515
Deferred income taxes	7,817	7,861
Assets held for sale	3,300	3,300

Total current assets	170,850	576,935
SATELLITES AND OTHER PROPERTY AND EQUIPMENT—Net	1,955,664	1,906,331
NET INVESTMENT IN SALES-TYPE LEASES	74,990	69,801
GOODWILL	2,244,131	2,244,131
DEFERRED CHARGES AND OTHER ASSETS—Net	326,296	310,649

TOTAL ASSETS	$4,771,931	$5,107,847

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$69,456	$66,951
Current portion of long-term debt	4,100	361,750
Current portion of satellite incentive obligations	13,148	12,565
Accrued interest payable	45,589	18,472
Dividends payable	—	5,278
Deferred gains and revenues	26,618	26,476

Total current liabilities	158,911	491,492
LONG-TERM DEBT	3,859,038	3,217,922
DEFERRED INCOME TAXES	31,779	25,600
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	271,100	266,350

TOTAL LIABILITIES	4,320,828	4,001,364

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred Stock; 0 shares and 50,000,000 shares authorized at December 31, 2004 and March 31, 2005, respectively, and 0 shares outstanding at both December 31, 2004 and March 31, 2005	—	—
Common stock $0.01 par value; 131,697,822 and 400,000,000 shares authorized, at December 31, 2004 and March 31, 2005, respectively, and 72,580,647 and 122,580,623 shares outstanding at December 31, 2004 and March 31, 2005, respectively	726	1,226
Additional paid-in-capital	131,690	990,768
Retained earnings	320,883	116,706
Accumulated other comprehensive income	1,222	1,201
Other stockholders' equity	(3,418)	(3,418)

TOTAL STOCKHOLDERS' EQUITY	451,103	1,106,483

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,771,931	$5,107,847

See notes to condensed consolidated financial statements.

PANAMSAT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(IN THOUSANDS, EXCEPT SHARE DATA)

					Accumulated Other Comprehensive Income (Loss), net of tax
	Common Stock
			Additional Paid-In Capital	Retained Earnings		Other Stockholders' Equity (1)		Comprehensive Income
	Shares	Amount					Total
BALANCE, JANUARY 1, 2005	72,580,647	$726	$131,690	$320,883	$1,222	$(3,418)	$451,103	$—
Fractional share payment—reverse stock split	(24)	—	—	—	—	—	—	—
Additional issuances of common stock—initial public offering	50,000,000	500	899,500	—	—	—	900,000	—
Foreign currency translation adjustment	—	—	—	—	(21)	—	(21)	(21)
Transaction costs capitalized to equity	—	—	(40,673)	—	—	—	(40,673)	—
Stock compensation	—	—	251	—	—	—	251	—
Dividends to stockholders	—	—	—	(205,278)	—	—	(205,278)	—
Net income	—	—	—	1,101	—	—	1,101	1,101

BALANCE, MARCH 31, 2005	122,580,623	$1,226	$990,768	$116,706	$1,201	$(3,418)	$1,106,483	$1,080

(1)
Represents excess of purchase price over historical cost basis of net assets acquired.

See notes to condensed consolidated financial statements.

PANAMSAT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005

(IN THOUSANDS)

	March 31, 2004	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,929)	$1,101
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	75,335	69,765
Deferred income taxes	(30,446)	(7,615)
Amortization of debt issuance costs and other deferred charges	1,991	5,312
Accretion on senior discount notes	—	6,534
Provision for uncollectible receivables	194	90
Loss on early extinguishment of debt	—	9,521
Satellite impairment loss	99,946	—
Facilities restructuring and severance costs	1,855	3,349
Reversal of sales-type lease liabilities	—	(2,853)
Loss on termination of sales-type lease	—	2,307
Other non-cash items	(3,213)	(242)
Changes in assets and liabilities:
Collections on investments in sales-type leases	6,090	6,533
Operating leases and other receivables	2,459	4,709
Prepaid expenses and other assets	(1,776)	(1,971)
Accounts payable and accrued liabilities	(42,577)	(33,074)
Deferred gains and revenues	1,886	(142)

NET CASH PROVIDED BY OPERATING ACTIVITIES	79,815	63,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(21,684)	(22,047)
Net purchases of short-term investments	(17,200)	—
Acquisitions, net of cash acquired	(522)	—

NET CASH USED IN INVESTING ACTIVITIES	(39,406)	(22,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock—initial public offering	—	900,000
Repayments of long-term debt	(875)	(290,000)
Dividends to stockholders	—	(200,000)
Capitalized costs of initial public offering	—	(37,385)
Capitalized debt issuance costs	—	(634)
New incentive obligations	16,250	—
Repayments of incentive obligations	(3,413)	(3,061)
Other equity related transactions	2,615	19

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,577	368,939

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(34)	47

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,952	410,263
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	176,087	38,982

CASH AND CASH EQUIVALENTS, END OF PERIOD	$231,039	$449,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received for interest	$2,004	$763

Cash paid for interest	$59,423	$87,875

Cash received for taxes	$109	$—

Cash paid for taxes	$818	$5,039

See notes to condensed consolidated financial statements.

PANAMSAT HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

        Within these consolidated financial statements, PanAmSat Holding Corporation and its subsidiaries are referred to as "Holdco", "we", "us" and "our". The term "PanAmSat" refers to PanAmSat Corporation, our wholly-owned subsidiary.

        These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that management considers necessary to present fairly the financial position as of March 31, 2005, and results of operations and cash flows for the three months ended March 31, 2004 and 2005. Certain prior period amounts have been reclassified to conform to the current period's presentation. Operating results for the three months ended March 31, 2004 and 2005 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our audited financial statements for the year ended December 31, 2004 included in our registration statement on Form S-1 (File No. 333-121463) filed with the SEC, as such registration statement became effective on March 16, 2005, and all of our other filings filed with the SEC from March 16, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

        On August 20, 2004, affiliates of Kohlberg Kravis Roberts & Co. L.P., or KKR, The Carlyle Group, or Carlyle, and Providence Equity Partners, Inc., or Providence, completed a series of transactions resulting in an entity affiliated with KKR owning approximately 44% of PanAmSat's outstanding common stock and entities affiliated with Carlyle and Providence each owning approximately 27% of PanAmSat's common stock, with the remainder held by certain members of management and our board of directors. We collectively refer to KKR, Carlyle and Providence as the "Sponsors" in this quarterly report. We refer to the August 20, 2004 series of transactions through which the Sponsors acquired and recapitalized PanAmSat as the "Recapitalization".

        On September 22, 2004, Holdco was formed by the then existing stockholders of PanAmSat. On October 8, 2004, all of PanAmSat's outstanding common stock held by its then existing stockholders was contributed to Holdco in exchange for an equal number of shares of Holdco common stock, par value $.01 per share. As a result of, and immediately following that contribution, PanAmSat's then existing stockholders owned Holdco in equal proportion to their prior ownership interest in PanAmSat, and PanAmSat became a wholly-owned subsidiary of Holdco.

        The contribution of PanAmSat to Holdco was accounted for as a recapitalization because neither a change in control nor a business combination occurred and Holdco was not a substantive operating entity. Accordingly, there was no change in the basis of the assets and liabilities of PanAmSat. Therefore, all operations of PanAmSat prior to the contribution to Holdco are reflected herein at their historical amounts.

        Certain prior period amounts have been reclassified to conform with the current period's presentation.

(2)   Initial Public Offering

        On March 22, 2005, we consummated an initial public offering of 50 million shares of our common stock to repay a portion of the borrowings under PanAmSat's Term Loan A Facility, redeem a portion of PanAmSat's 9% senior notes due 2014 and pay a dividend to our preexisting stockholders. The net proceeds of the initial public offering were approximately $850 million (net of underwriting discounts, fees and expenses associated with the initial public offering). On March 22, 2005, we utilized a portion of these net proceeds to repay approximately $265.0 million of the borrowings under the Term Loan A Facility and to pay a $200 million dividend to our then preexisting stockholders. On April 1, 2005, we redeemed $353.5 million, or 35%, of PanAmSat's 9% senior notes with a portion of these net proceeds and paid a redemption premium of $31.8 million to holders of these notes. In connection with and contingent upon our initial public offering, PanAmSat's senior secured credit facilities were amended to, among other things:

  •
  increase the amount of permitted dividends;

  •
  eliminate the requirement that PanAmSat repay the term loans under the senior secured credit facilities with excess cash flow;

  •
  lower the maximum required total leverage ratio covenant;

  •
  convert the Term Loan B Facility to a new Term Loan B-1 Facility under the existing senior secured credit facilities, with lower applicable margins;

  •
  permit the payment of the management fee payable to the Sponsors in connection with the termination of the management services agreement. (See Note 11 "Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization—Transactions With The Sponsors and Their Affiliates"); and

  •
  conform the change of control definition to the change of control definition in the indenture governing PanAmSat's senior notes.

(3)   Dividend Policy

        Our board of directors adopted a dividend policy that became effective upon the closing of our initial public offering. Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders. On March 21, 2005 our board of directors declared a partial quarterly dividend for the period from March 22, 2005 to March 31, 2005 in the amount of $0.043056 per share, or an aggregate of approximately $5.28 million, which was paid on April 15, 2005, to stockholders of record as of March 31, 2005.

(4)   Stock Split, Reverse Stock Split and Amended and Restated Certificate of Incorporation

        In connection with the Recapitalization, on August 20, 2004 PanAmSat's board of directors effected an approximately 4.37 for 1 stock split of PanAmSat's common stock. In addition, on March 1, 2005, we amended and restated our certificate of incorporation to (i) effect a reverse stock split of our outstanding shares of common stock on a one for 1.518628 basis and (ii) increase the number of authorized shares from 200 million to 450 million, consisting of 400 million shares of common stock and 50 million shares of preferred stock. The amended and restated certificate of incorporation provides that our board of directors is authorized to provide for one or more series of preferred stock and fix the number of shares, voting power, preferences and other special rights in each series. No such series of preferred stock have been designated and no shares of preferred stock have been issued. All share and per share amounts, as well as the par value amount and additional paid in capital amount related to these shares within these condensed consolidated financial statements, have been restated to give retroactive effect to the stock split and the reverse stock split.

(5)   Long-term Debt

        With a portion of the proceeds from our initial public offering, we repaid approximately $265.0 million of the borrowings under PanAmSat's Term Loan A Facility on March 22, 2005 and we redeemed $353.5 million, or 35%, of PanAmSat's 9% senior notes and paid a redemption premium of $31.8 million to holders of these notes on April 1, 2005. In addition, we also repaid an additional $25.0 million of the borrowings of the Term Loan A Facility with cash on hand on March 22, 2005.

        As of December 31, 2004 and March 31, 2005, long-term debt consisted of the following (in thousands):

	December 31, 2004	March 31, 2005
6 3/8% Notes due 2008	$150,000	$150,000
8 1/2% Notes due 2012	1,190	1,190
6 7/8% Notes due 2028	125,000	125,000
Transaction Related Financing:
Revolving Credit Facility	—	—
Term Loan A due 2009	674,310	384,310
Term Loan B due 2011	1,647,500	1,647,500
9% Senior Notes due 2014	1,010,000	1,010,000
10 3/8% Senior Discount Notes due 2014	255,138	261,672

	3,863,138	3,579,672
Less: current maturities	4,100	361,750

Total Long-Term Debt	$3,859,038	$3,217,922

        Our current maturities of long-term debt as of March 31, 2005 included the $353.5 million debt repayment which was made on April 1, 2005 in relation to PanAmSat's 9% senior notes due 2014.

        On October 19, 2004, pursuant to Rule 144A under the Securities Act of 1933, as amended, Holdco issued $416.0 million aggregate principal amount at maturity of its 10 3/8% senior discount notes due 2014, or Senior Discount Notes. All of the proceeds of that offering, less discounts, commissions and expenses, or approximately $245.8 million, were paid on October 19, 2004 as a dividend to our stockholders. On April 18, 2005, we commenced an offer to exchange all outstanding Senior Discount Notes for an equal amount of 10 3/8% senior discount notes due 2014 which are registered under the Securities Act of 1933 and which have substantially similar terms. The Senior Discount Notes accrete at the rate of 10 3/8% per annum, compounded semi-annually to, but not including, November 1, 2009. From and after November 1, 2009, cash interest on the Senior Discount Notes will accrete at the rate of 10 3/8% per annum, and will be payable semiannually in arrears on May 1 and November 1 of each year, commencing on May 1, 2010, until maturity. As of March 31, 2005, the accreted balance of approximately $261.7 million was outstanding in relation to these notes. Costs incurred in relation to the issuance of these notes have been capitalized to debt issuance costs and are being amortized over the term of these notes.

        Holdco's primary source of liquidity is cash flow generated from the operations of its subsidiaries, including PanAmSat. Holdco's ability to pay dividends on its common stock and make payments on its Senior Discount Notes is dependent on the earnings and the distribution of funds from PanAmSat. The agreements governing PanAmSat's senior secured credit facilities and 9% senior notes are the two contractual obligations of PanAmSat that significantly restrict its ability to pay dividends or otherwise transfer assets to Holdco. Payment of dividends is also subject to compliance with Delaware law.

        Concurrent with the completion of our initial public offering, we amended PanAmSat's senior secured credit facilities.

        Borrowings under PanAmSat's senior secured credit facilities bear interest at the borrower's option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. Borrowings under the senior secured credit facilities are subject to adjustment based on a pricing grid.

        PanAmSat's senior secured credit facilities are comprised of a $250.0 million revolving credit facility, which will terminate in August 2009, the $800.0 million Term Loan A Facility, which matures in August 2009, and the $1,647.5 million Term Loan B Facility, which matures in August 2011. At March 31, 2005, the interest rates on the Term Loan A Facility and Term Loan B Facility were LIBOR plus 2.5% and LIBOR plus 2.25%, respectively, and the revolving credit facility was undrawn. These rates are subject to change based upon our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of March 31, 2005 on an annual basis was 0.50%. As of March 31, 2005 we had outstanding letters of credit totaling $43.2 million. Outstanding letters of credit reduce our ability to borrow against the revolving credit facility by an equivalent amount. Any amounts borrowed under the revolving credit facility would bear interest at LIBOR plus 2.5% as of March 31, 2005, although this interest rate is subject to adjustment based on our total leverage ratio. Fees charged by the lenders were capitalized as debt issuance costs and are amortized over the terms of the revolving credit facility, the Term Loan A Facility, and the Term Loan B Facility.

        Obligations under the senior secured credit facilities are, or will be, as the case may be, unconditionally and irrevocably guaranteed jointly and severally by PanAmSat's current and future domestic subsidiaries and are secured by substantially all of our assets and substantially all of the assets of each of our current and future domestic subsidiaries.

        Fees charged by the lenders in relation to the issuance of the 9% senior notes were capitalized as debt issuance costs and are amortized over the term of the notes. The 9% senior notes require interest payments to be made semi-annually, mature on August 15, 2014, are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of PanAmSat's existing and certain subsequently acquired or organized domestic restricted subsidiaries.

        As of March 31, 2005, PanAmSat had outstanding 10 and 30-year fixed rate notes totaling $275.0 million which were issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of March 31, 2005, are $150.0 million at 6.375% due 2008 and $125.0 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

        As of March 31, 2005, PanAmSat also had outstanding $1.2 million of its 8 1/2% senior notes due 2012. These notes are unsecured, and are unconditionally guaranteed by each of PanAmSat's existing domestic restricted subsidiaries.

        We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of March 31, 2005, we were in compliance with all such covenants.

(6)   Interest Rate Swap Agreements

        In accordance with the agreement governing PanAmSat's old senior secured credit facilities, PanAmSat is a party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. If the counterparty fails to meet the terms of the interest rate swap agreement, PanAmSat's exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate non-performance by the counterparty. The fair value of the interest rate swap agreement is the estimated amount that PanAmSat would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The fair value of the outstanding interest rate swap agreement as of

March 31, 2005, based upon quoted market prices from the counterparty, reflected a short-term asset of approximately $43 thousand. In June of 2004, in connection with the repayment of the term loan B-1 facility of PanAmSat's old credit facility, PanAmSat's cash flow hedge became undesignated and therefore changes in the fair value of the interest rate swap have been recorded within our consolidated statement of operations from that time.

        On March 14, 2005, PanAmSat entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million on March 14, 2008 until expiration on March 14, 2010. In relation to this swap agreement, PanAmSat exchanged its floating-rate obligation on $1.25 billion of its Term Loan B facility for a fixed-rate obligation, subject to scheduled rate increases based on the LIBOR rate used. The counterparties to this agreement are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, PanAmSat's exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate nonperformance by the counterparties. The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The fair value of the outstanding interest rate swap agreement as of March 31, 2005, based upon quoted market prices from the counterparties, reflected a long-term asset of approximately $0.6 million. Through March 31, 2005, the interest rate swap was undesignated and therefore changes in its fair value through March 31, 2005 have been recorded within our consolidated statement of operations.

(7)   Stock-Based Compensation

        Effective January 1, 2003, we adopted the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock Based Compensation," prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", as revised by FASB Statement No. 123(R) "Share Based Payment" issued in December 2004. Since December 31, 2004, we have issued the following awards (after giving effect to the August 20, 2004 stock split and the March 1, 2005 reverse stock split):

Outstanding At:	Employee Stock Options Granted	Deferred Stock Units Granted
December 31, 2004	5,043,816	202,213
Grants	26,339	—

March 31, 2005	5,070,155	202,213

        PanAmSat issued stock options to purchase its common stock to certain employees and directors subsequent to the Recapitalization. These stock options were assumed by Holdco on October 8, 2004. All in-the-money employee stock options and all restricted stock units granted prior to the Recapitalization were cashed out in the Recapitalization. All out-of-the-money stock options were cancelled without payment. Certain members of our management agreed not to have certain of their equity interests cashed out in the Recapitalization; existing options, restricted shares and restricted stock units granted to such individuals remain outstanding as options and shares.

        Employee stock options granted prior to the Recapitalization in August 2004 were scheduled to vest ratably over three years. The stock options granted after the Recapitalization vest over five to eight years. Portions of these awards vest over a five-year period based upon the passage of time and portions vest over an eight year period, which may be reduced if certain pre-established company operating performance targets are achieved. Compensation expense for these nonqualified stock options is based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value and the amount of compensation is charged to expense over the vesting period of the options. We recorded compensation expense related to our outstanding stock options of approximately $19 thousand and $251 thousand for the three months ended March 31, 2004 and 2005, respectively.

        Prior to the consummation of the Recapitalization, restricted stock units granted in 2003 and 2004 were scheduled to vest 50% on the second anniversary of the grant date and the remaining 50% on the third anniversary. Stock compensation expense was being recognized over the vesting period based on our stock price on the grant date. We recorded compensation expense related to the restricted stock units of approximately $0.7 million during the three months ended March 31, 2004.

        The following table illustrates the effect on net income as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands):

	Three Months Ended:
	March 31, 2004	March 31, 2005
Net income (loss), as reported	$(31,929)	$1,101
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	440	519
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(979)	(519)

Pro forma net income (loss)	$(32,468)	$1,101

Net income (loss) per share:
Basic—as reported	$(0.07)	$0.01

Basic—pro forma	$(0.08)	$0.01

Diluted—as reported	$(0.07)	$0.01

Diluted—pro forma	$(0.08)	$0.01

        The pro forma amounts for compensation cost may not necessarily be indicative of the effects on operating results for future periods.

(8)   Facilities Restructuring and Severance Costs

        Facilities restructuring and severance costs were $1.9 million and $3.3 million for the three months ended March 31, 2004 and 2005, respectively.

        In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan included the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead, Florida teleport was closed in 2003 and in June 2004 we closed our Spring Creek, New York teleport. Our Spring Creek teleport was sold on October 28, 2004. In December 2004, we entered into an agreement to sell our Homestead teleport for approximately $3.3 million, net of associated selling costs. At December 31, 2004 and March 31, 2005, the assets of the Homestead teleport have been reflected as "Assets Held for Sale" in our consolidated balance sheets. We expect to complete the sale of the Homestead teleport in the second quarter of 2005. During the three months ended March 31, 2004 and 2005, we recorded charges of $0.5 million and $2.5 million, respectively, related to this teleport consolidation plan, representing severance costs in 2004 and certain costs incurred in relation to equipment transferred to other locations in 2005.

        On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. In an effort to further streamline our operations, in the first quarter of 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. As a result, we recorded a non-cash charge of $1.4 million during the first quarter of 2004 reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach. In the first quarter of 2005, we recorded a non-cash charge of approximately $0.4 million in relation to increased future lease costs related to one of our idle facilities.

        In October 2003 and October 2004, our management approved plans to reduce our workforce by approximately 45 employees and 25 employees, respectively. During the three months ended March 31, 2004 and 2005, we recorded severance charges of $0 and $0.4 million, respectively, in relation to these plans. These severance costs were primarily related to employee compensation, benefits and outplacement services.

        The following table summarizes the recorded accruals and activity related to our teleport consolidation, facilities restructuring and severance charges during the three months ended March 31, 2005 (in millions):

	Facilities Restructuring	Teleport Consolidation	Severance Costs	Total
Balance as of January 1, 2005	$6.3	$0.3	$0.5	$7.1
Restructuring charges	0.4	2.5	0.4	3.3
Less: non cash items	—	(2.5)	—	(2.5)
Less: net cash payments	(0.3)	(0.1)	(0.4)	(0.8)

Balance as of March 31, 2005	$6.4	$0.2	$0.5	$7.1

(9)   Interest Expense-Net

        Interest expense for the three months ended March 31, 2004 and 2005 is recorded net of capitalized interest of $0.3 million and $4.7 million, respectively, and interest income of $1.9 million and $0.6 million, respectively. Included in interest expense for the three months ended March 31, 2005 is approximately $9.5 million of unamortized debt issuance costs which were written-off as a result of debt repayments made on PanAmSat's senior secured credit facilities during this period.

(10) Commitments and Contingencies

Satellite Incentive Obligations

        Satellite contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction if the satellite fails to meet specific technical operating standards. Certain of our satellite construction contracts also provide that certain amounts paid by us during the construction phase are subject to refund (with interest) if the satellite fails to meet these technical operating standards. As of March 31, 2005, we had $107.9 million of liabilities recorded in relation to these satellite incentive obligations.

Satellite Commitments

        As of March 31, 2005, we had approximately $180.4 million of expenditures remaining under existing satellite construction contracts and $9.9 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of March 31, 2005, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

        In April 2004, we committed to construct a new satellite, Galaxy 16 and in February 2005, we entered into an agreement for the construction of Galaxy 18. These satellites, together with our Galaxy 17 satellite already under construction, will serve as replacements for Galaxy 4R, Galaxy 10R and Galaxy 11. The construction program contemplates the availability of one of these satellites as an on-ground backup against launch failure or substantial delay of either of the other two satellites. Construction of Galaxy 18 began in 2005 and we plan to launch this satellite in the third quarter of 2007.

        The manufacturer of Galaxy 16 and 18 is in the process of emerging from Chapter 11 bankruptcy. Both the Galaxy 16 and Galaxy 18 construction contracts have been approved by the bankruptcy court. Our agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. We also have a security interest in the satellites under construction by this manufacturer.

        We had previously paid $65.8 million for launch costs originally intended for the launch of Galaxy 8-iR. As a result of the termination of the Galaxy 8-iR construction contract, we expect to use this launch for one of our satellites currently under construction.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS 6B Ku-band satellite and the C-band portion of our PAS-3R satellite. (See Note 16 "Subsequent Events").

Satellite Insurance

        In December 2003, we reached a final settlement of insurance claims on our PAS-1R and Galaxy 11 satellites for payment of $260.0 million, which related to solar panel anomalies on those satellites. We will continue to own and operate these satellites free and clear of any claims of these insurers. We offset the proceeds from this settlement against the carrying value of the satellites. In the first quarter of 2004, we received the $260.0 million settlement amount.

        In July 2003, we filed a proof of loss under the insurance policy for our Galaxy 4R satellite after the secondary xenon-ion propulsion system, or XIPS, on this satellite ceased working. In 2003, we settled an insurance claim on our Galaxy 4R satellite related to the failure of its propulsion system and received $102.6 million from insurers representing approximately 83% of the insurance coverage on the satellite. In March 2004, we reached an agreement with and received $26.9 million from the insurer representing the remaining 17% of the insurance coverage on this satellite. The settlement with the insurer representing 17% coverage includes a future sharing of revenues actually received from the satellite. We proportionately offset the proceeds from these settlements against the insured carrying value of the satellite and the net investment in sales-type lease. We are constructing a replacement satellite for Galaxy 4R, which is scheduled to be launched in 2006, prior to the end of Galaxy 4R's useful life.

        The $286.9 million of insurance proceeds we received in the first quarter of 2004 for our Galaxy 11, PAS-1R and Galaxy 4R satellites were held in a collateral account and were classified as restricted cash pursuant to the terms of PanAmSat's old credit facility until those restrictions were lifted in June 2004.

        As of March 31, 2005, we had in effect launch and in-orbit insurance policies covering six satellites in the aggregate amount of approximately $579.1 million. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $706.3 million. We had 17 uninsured satellites in orbit as of March 31, 2005. Our currently uninsured satellites are: PAS-4, which is used as a backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; Galaxy 1R, Galaxy 3R, and SBS-6, which are approaching the ends of their useful lives; Galaxy 11, Galaxy 10R and PAS-1R, for which we received insurance proceeds for partial losses; PAS-2, PAS-3R,

PAS-6B, PAS-8 and Galaxy 9, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3, HGS-5 and Leasat, which have an aggregate book value of approximately $0.5 million. Our Galaxy 9 satellite currently serves as an in-orbit backup for the C-band portions of Galaxy 1R, Galaxy 3C, Galaxy 4R, Galaxy 10R, Galaxy 11, Galaxy 12 and Galaxy 13/Horizons 1. The C-band portion of the satellites that are currently covered by C-band in-orbit backups had an aggregate net book value of approximately $254.2 million as of March 31, 2005.

        Of the insured satellites, as of March 31, 2005, three were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, or Significant Exclusion Policies. The exclusions reduce the probability of an insurance recovery in the event of a loss on these satellites. One of the satellites, PAS-9, has operational redundancies available for the systems on which exclusions have been imposed. We believe that this redundancy allows for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The second such satellite, Galaxy 4R, for which we have received insurance proceeds, has a remaining policy covering $19.1 million of investments in sales-type leases that also has a policy exclusion for XIPS related anomalies. Galaxy 4R is currently operating on its backup bi-propellant propulsion system. The third satellite, Galaxy 13/Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have fully redundant XIPS as its primary propulsion system. Certain enhancements have been made to the XIPS on this satellite to make the systems more robust. In addition, Galaxy 13/Horizons 1 has available backup bi-propellant of approximately 11.6 years.

        At March 31, 2005, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1,008.8 million. Of this amount, $752.2 million related to uninsured satellites and $256.6 million related to satellites insured by Significant Exclusion Policies.

        Upon the expiration of the insurance policies, there can be no assurance that we will be able to procure new policies on commercially reasonable terms. New policies may only be available with higher premiums or with substantial exclusions or exceptions to coverage for failures of specific components.

        An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our income from operations by the amount of such increased premiums.

Operating Leases

        We have commitments for operating leases primarily relating to our executive office facilities in Wilton, Connecticut and other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of March 31, 2005, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income aggregated $30.5 million.

Customer and Vendor Obligations

        We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us. As of March 31, 2005, we had commitments to provide equipment, services and other support under these customer contracts, which aggregated approximately $44.8 million related to the provision of equipment, services and other support.

        We have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of March 31, 2005, we have commitments under these vendor contracts which aggregated approximately $55.9 million related to the provision of equipment, services and other support.

Change-in-Control Obligations

        Certain of our senior executives are party to change-in-control severance agreements which provide for payment of severance and other benefits in the event of an involuntary termination of the executive's employment (as defined in such agreements) within three years after a change in control. The requisite changes of control required under these agreements have occurred and these agreements will apply if an involuntary termination of an executive occurs during the periods specified by the agreements. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be up to $10.6 million (net of tax benefits of $6.1 million).

        In addition, our Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within two years following, a change in control.

        As more fully described in Note 7 "Stock Based Compensation", PanAmSat and Holdco granted stock options to certain employees subsequent to the Recapitalization. The options granted by PanAmSat were assumed by us in October 2004. In addition, certain employees also acquired our common stock. The vesting of the stock options accelerates in the event of certain changes in control of Holdco. Pursuant to contractual obligations, we could be obligated to make payments for vested options and to repurchase shares held by certain employees in the event of the death or qualifying disability of any such employee. In all other circumstances, we have the right, but not the obligation, to call the common stock held by employees and, therefore, no contingent obligation would exist.

Foreign Withholding Taxes

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. For the Indian tax year ended March 31, 1997, the Indian government has assessed approximately $8.8 million, including interest, against one of our subsidiaries. This assessment is being appealed to the Income Tax Appeals Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $39.2 million in the aggregate against us, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of approximately $43.2 million. To date, we have paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Transactions, The DIRECTV Group agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Transactions in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

(11) Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization

Transactions with The DIRECTV Group and its Affiliates

        Until the consummation of the Recapitalization on August 20, 2004, The DIRECTV Group and its affiliates were related parties of ours.

        We provide satellite capacity, TT&C and other related services and facilities to several subsidiaries of The DIRECTV Group and purchase certain services and equipment from a subsidiary of The

DIRECTV Group. Additionally, for the period prior to the consummation of the Recapitalization, we reimbursed The DIRECTV Group for the allocated costs of certain jointly incurred expense items, principally relating to administrative and other expenses. Revenues derived from The DIRECTV Group and its affiliates were $30.5 million for the three months ended March 31, 2004, or 14.9% of our total revenues for that same period.

        In addition, The DIRECTV Group leases to us office space in Long Beach, California and land for our teleport in Castle Rock, Colorado, and permits the participation by us and our employees in certain discount programs. Prior to the Recapitalization, The DIRECTV Group provided general liability insurance and certain administrative services to us, including the provision of certain advisory and audit services. During the three months ended March 31, 2004, we incurred expenses related to such arrangements with The DIRECTV Group of approximately $0.6 million. In addition, during the three months ended March 31, 2004, we purchased services and equipment from the DIRECTV Group of approximately $0.1 million.

Transactions with The News Corporation and its Affiliates (Other than The DIRECTV Group)

        Until the consummation of the Recapitalization on August 20, 2004, The News Corporation and its affiliates were related parties of ours.

        We are a party to agreements with The News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. Revenues derived from The News Corporation and its affiliates were $20.4 million for the three months ended March 31, 2004, or 9.9% of our revenues for that same period.

Effect of the Recapitalization

        As a result of the Recapitalization, effective August 20, 2004, The DIRECTV Group and The News Corporation were no longer related parties of ours and the Sponsors and their affiliates became related parties of ours.

Transactions with The Sponsors and Their Affiliates

        The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements for an aggregate consideration of $10.0 million. For the period from January 1, 2005 through March 22, 2005, we recorded approximately $10.4 million of expense for these management fees (including the termination payment), of which $0.4 million was accrued for as of March 31, 2005. The annual advisory fee did not include, and the Sponsors may receive, additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Sponsors perform services above and beyond those previously called for by the agreements.

        During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.2 million of expenses during the three months ended March 31, 2005 to Capstone Consulting, all of which was paid through March 31, 2005.

        Certain members of our board of directors whose services are compensated are principals of or are affiliated with the Sponsors.

        We provide satellite capacity, TT&C and other related services to affiliates of one of the Sponsors. Revenues for these services were $0.6 million for the three months ended March 31, 2005. As of March 31, 2005, we had a customer receivable related to one of these affiliates of approximately $0.1 million.

        Included in our total contracted backlog of $4.76 billion as of March 31, 2005 is approximately $5.0 million of contracted backlog from these affiliates of the Sponsors. Contracted backlog represents future cash payments expected from customers under all long-term contractual agreements.

(12) Operating Segments

        Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. We have organized our company into two operating segments based upon the types of customers served, services provided and the economic characteristics of each segment. Our operating segments are:

  Fixed Satellite Services ("FSS"): Through FSS, we lease transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and Direct-to-Home, or DTH, television and provide TT&C and network services to customers.

  Government Services ("G2"): Through G2, we provide global satellite and related telecommunications services to the federal government, international government entities, and their contractors.

        The DIRECTV Group and The News Corporation, which are customers of our FSS segment, comprised approximately 15.6% and 12.6%, respectively, of our total revenue for the three months ended March 31, 2005.

        As a result of the Recapitalization, we began utilizing Segment EBITDA as a measure of performance for our operating segments beginning in the third quarter of 2004. We evaluate the performance of our operating segments based on several factors, of which the primary financial measure is segment net income (loss) plus net interest expense, income tax expense (benefit) and depreciation and amortization, further adjusted to exclude non-recurring items and other non-cash adjustments largely outside of the segment operating managers' control ("Segment EBITDA"). Segment EBITDA is presented herein because our chief operating decision maker evaluates and measures each business unit's performance based on its Segment EBITDA results.

        Selected information for our operating segments is as follows (in thousands):

	Three Months Ended:
	March 31, 2004	March 31, 2005
Revenues:
FSS	$189,427	$193,869
G2	21,816	20,459
Eliminations	(5,813)	(5,520)

Total Revenues	$205,430	$208,808

Depreciation and Amortization Expense:
FSS	$74,897	$69,454
G2	438	311

Total Depreciation and Amortization Expense	$75,335	$69,765

Income (loss) from Operations:
FSS	$(30,673)	$69,513
G2	1,750	2,981
Parent	—	(399)

Total Income (loss) from Operations	$(28,923)	$72,095

Segment EBITDA:
FSS	$151,802	$160,049

G2	$2,188	$3,422

Capital Expenditures:
FSS	$21,684	$21,265
G2	—	782

Total Capital Expenditures	$21,684	$22,047

	December 31, 2004	March 31, 2005
Assets:
FSS	$4,736,428	$5,068,610
G2	39,531	35,862
Parent	707,386	1,375,420
Eliminations	(711,414)	(1,372,045)

Total Assets	$4,771,931	$5,107,847

        The following table sets forth a reconciliation of Income from operations to Segment EBITDA for our FSS operating segment and our G2 operating segment for the periods indicated.

	Three Months Ended March 31,
	2004	2005
FSS Operating Segment:
Reconciliation of income (loss) from operations to Segment EBITDA:
Income (loss) from operations	$(30,673)	$69,513
Depreciation and amortization	74,897	69,454

EBITDA	44,224	138,967
Adjustment of sales-type leases to operating leases(a)	6,090	6,533
Loss on termination of sales-type leases(b)	—	2,307
Satellite impairment(c)	99,946	—
Restructuring charges(d)	1,855	3,219
Reserves for long-term receivables(e)	—	(2,853)
Reversal of allowance for customer credits(f)	2,700	—
Transaction-related costs(g)	—	10,533
Other items(h)	(3,013)	1,343

Segment EBITDA	$151,802	$160,049

G2 Operating Segment:
Reconciliation of income from operations to Segment EBITDA:
Income from operations	$1,750	$2,981
Depreciation and amortization	438	311

EBITDA	2,188	3,292
Restructuring charges(d)	—	130

Segment EBITDA	$2,188	$3,422

(a)
For all periods presented, adjustment of sales-type leases to operating leases represents the principal portion of the periodic sales-type lease payments that are recorded against the principal balance outstanding. These amounts would have been recorded as operating lease revenues if these agreements had been accounted for as operating leases instead of sales-type leases. These adjustments have the effect of including the principal portion of our sales-type lease payments in the period during which cash is collected.

(b)
For the three months ended March 31, 2005, loss on termination of sales-type leases represents the non-cash loss of $2.3 million incurred upon the conversion of one of our customer's sales-type lease agreements to an operating lease agreement.

(c)
For the three months ended March 31, 2004, satellite impairment represents the pre-tax impairment charge related to the anomalies experienced by our PAS-6 satellite during the first quarter of 2004, which resulted in this satellite being de-orbited on April 2, 2004.

(d)
Restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs. (See Note 8 "Facilities Restructuring and Severance Costs").

(e)
For the three months ended March 31, 2005, amount represents the reversal of approximately $2.9 million of in-orbit insurance liabilities related to sales-type leases on our Galaxy 10R satellite that are no longer insured. In January 2005, the insurance policy covering our Galaxy 10R satellite expired, was not replaced and as a result, this satellite and its related assets are no longer insured.

(f)
For the three months ended March 31, 2004, we recorded an allowance for customer credits related to receivables from a customer affiliated with The News Corporation, as collectibility was not reasonably assured. The adjustment represents the amount of revenues that would have been recognized had the allowance for customer credits not been recorded.

(g)
For the three months ended March 31, 2005, amount represents (i) $10.0 million paid to the Sponsors on March 22, 2005 in relation to the termination of their respective management services agreement with us and (ii) third party costs incurred in relation to the amendment of our senior secured credit facility which was effective in March 2005.

(h)
For the three months ended March 31, 2004, other items consist of (i) $2.6 million of non-cash reserve adjustments and (ii) $1.4 million gain on the disposal of assets, partially offset by (x) $0.8 million of non-cash stock compensation expense and (y) $0.2 million loss from an investment accounted for by the equity method. For the three months ended March 31, 2005, other items consist of (i) $0.5 million of expenses for management advisory services from the Sponsors (ii) $0.3 million loss on disposal of fixed assets and (iii) $0.5 million of non-cash stock compensation expense.

(13) Short-Term Investments

        For all periods presented herein investments in auction rate certificates have been reclassified from cash and cash equivalents to short-term investments on the consolidated balance sheet. The reclassification was effected because the certificates had stated maturities beyond three months. The amount of the investments in auction rate certificates as of December 31, 2003 and 2004 and March 31, 2004 and 2005 was $335.2 million, $0.0 million, $381.3 million and $0.0 million, respectively. The reclassification resulted in changes in the 2004 consolidated statement of cash flows within the net sales (purchases) of short-term investments and the cash and cash equivalents balances.

(14) Earnings Per Share

        The following table sets forth the computation of net (loss) income per share for the three months ended March 31, 2004 and 2005:

	Three Months Ended March 31,
	2004	2005
Net income (loss)	$(31,929)	$1,101

Weighted Average number of common shares outstanding during the period	432,013,000	78,136,000
Add: common share equivalents—options to purchase common shares	—	2,673,000

Total	432,013,000	80,809,000

Amounts per basic common share
Net income (loss)	$(0.07)	$0.01

Amounts per fully diluted common share
Net income (loss)	$(0.07)	$0.01

        For the quarter ended March 31, 2004, options and restricted stock units on approximately 313,000 shares and 1,117,000 shares, respectively of common stock were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive.

(15) New Accounting Pronouncements

        On April 15, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC's new rule requires companies to implement SFAS No. 123R at the beginning of their first fiscal year beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. This means that our financial statements must comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC's new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. The adoption of SFAS No. 123R will not have a material impact on our consolidated financial statements.

        On March 29, 2005, the SEC released Staff Accounting Bulletin ("SAB") No. 107. SAB No. 107 provides an interpretation of SFAS No. 123R and its interaction with certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. The SAB provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS No. 123R. We have already adopted the fair value recognition provision of SFAS No. 123, effective January 1, 2003, on a prospective basis. Therefore, we have determined that the adoption of SAB 107 will not have an impact on our consolidated financial statements.

(16) Subsequent Events

  Redemption of a Portion of PanAmSat's 9% Senior Notes

        On April 1, 2005, PanAmSat redeemed $353.5 million, or 35%, of its 9% senior notes and paid a redemption premium of $31.8 million to holders of these notes with a portion of the proceeds from our initial public offering provided to PanAmSat by us as an equity contribution. See Note 2 "Initial Public Offering" and Note 5 "Long Term Debt".

  Satellite Construction Contract

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS 6B Ku-band satellite and the C-band portion of our PAS-3R satellite. We expect to launch PAS-11 in the second quarter of 2007. After signing the PAS-11 contract on April 12, 2005, the aggregate remaining capital expenditures for our satellites under construction were approximately $270 million as of that date, the majority of which will be paid over the next two years.

  Exchange Offer—10 3/8% Senior Discount Notes Due 2014

        On October 19, 2004, pursuant to Rule 144A under the Securities Act of 1933, as amended, we issued $416.0 million aggregate principal amount at maturity of our Senior Discount Notes. On April 18, 2005, we commenced an offer to exchange all outstanding Senior Discount Notes for an equal amount of 10 3/8% senior discount notes due 2014, which are registered under the Securities Act of 1933 and which have substantially similar terms. See Note 5 "Long-term Debt".

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis included in our registration statement on Form S-1 (File No. 333-121463) filed with the SEC, as such registration statement became effective on March 16, 2005, and all of our other filings filed with the SEC from March 16, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

Management Overview

        On March 22, 2005, we consummated an initial public offering of 50 million shares of our common stock to repay a portion of the borrowings under PanAmSat's Term Loan A Facility, redeem a portion of PanAmSat's 9% senior notes due 2014 and pay a dividend to our preexisting stockholders. The net proceeds of the initial public offering were approximately $850 million (net of underwriting discounts, fees and expenses associated with the initial public offering). On March 22, 2005, we utilized a portion of these net proceeds to repay approximately $265.0 million of the borrowings under the Term Loan A Facility and pay a $200 million dividend to our then preexisting stockholders. On April 1, 2005, we redeemed $353.5 million, or 35%, of PanAmSat's 9% senior notes with a portion of these net proceeds and paid a redemption premium of $31.8 million to holders of those notes.

        Our board of directors adopted a dividend policy that became effective upon the closing of our initial public offering. Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders.

Stock Split and Reverse Stock Split

        In connection with the Recapitalization, on August 20, 2004, PanAmSat's board of directors effected an approximately 4.37 for 1 stock split of PanAmSat's common stock. In addition, on March 1, 2005, we amended and restated our certificate of incorporation to effect a 1 for approximately 1.52 reverse stock split of our common stock. Unless otherwise indicated, all share and per share amounts, as well as the par value amounts and additional paid-in-capital amounts related to our shares, contained in this quarterly report have been adjusted to give retroactive effect to the stock split and the reverse stock split.

Results of Operations—Three Months Ended March 31, 2004 and 2005

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2004	2005
	(In thousands, except per share data and percentages)
Revenues
Operating leases, satellite services and other	$201,165	$205,201	$4,036	2.0%
Outright sales and sales-type leases	4,265	3,607	(658)	(15.4)%

Total revenues	205,430	208,808	3,378	1.6%

Costs and expenses
Cost of outright sales and sales-type leases	—	(2,853)	(2,853)
Depreciation and amortization expense	75,335	69,765	(5,570)	(7.4)%
Direct operating costs (exclusive of depreciation and amortization)	39,668	34,947	(4,721)	(11.9)%
Selling, general and administrative expenses	17,549	18,754	1,205	6.9%
Sponsor management fees	—	10,444	10,444
Loss on termination of sales-type leases	—	2,307	2,307
Facilities restructuring and severance costs	1,855	3,349	1,494	80.5%
Satellite impairment loss	99,946	—	(99,946)

Total operating costs and expenses	234,353	136,713	(97,640)	(41.7)%

Income (loss) from operations	(28,923)	72,095	101,018	349.3%
Interest expense - Net	31,086	75,526	44,440	143.0%

Loss before income taxes	(60,009)	(3,431)	56,578	94.3%
Income tax benefit	(28,080)	(4,532)	23,548	83.9%

Net income (loss)	$(31,929)	$1,101	$33,030	103.4%

Net income (loss) per share—basic and diluted	$(0.07)	$0.01	$0.08	114.3%

        Revenues—Certain prior period FSS segment revenue amounts have been reclassified to different revenue service classifications to conform with the current period's presentation. In-orbit back-up service revenues and TT&C services revenues, which were classified within other services revenues during the first quarter of 2004, have been reclassified to video services revenues and network services revenues based upon the nature of the related customers' services. Additionally, consulting/technical services revenues, which were also classified within other services revenues during the first quarter of 2004, have been reclassified to its own service classification. See explanations of changes in FSS segment revenue classifications within "FSS Segment—FSS Revenue By Service-Type" below.

        The increase in total revenues was primarily attributable to higher program distribution and DTH revenues of approximately $8.2 million and higher occasional services and other revenue of approximately $2.3 million, offset partially by a $5.4 million reduction in network services revenues and a reduction in government services revenues of $1.1 million, as compared to 2004. (See "Operating Segments" below).

        Cost of Outright Sales and Sales-type Leases—The decrease to cost of sales-type leases during the three months ended March 31, 2005 was due to the reversal of approximately $2.9 million of in-orbit insurance liabilities related to sales-type leases on our Galaxy 10R satellite that are no longer insured. In January 2005, the insurance policy covering our Galaxy 10R satellite expired, was not replaced and as a result, this satellite and its related assets are no longer insured.

        Depreciation and Amortization Expense—The decrease in depreciation and amortization is due primarily to the following:

  •
  lower depreciation of $4.9 million on our Galaxy 3R satellite which was fully depreciated in January 2005;

  •
  lower depreciation of $3.4 million on our Galaxy 5 and PAS-6 satellites that were de-orbited over the last twelve months;

  •
  lower non-satellite depreciation of $3.4 million resulting primarily from lower depreciation of capitalized software which became fully depreciated during 2004 and communications equipment which was written-off during the last twelve months; and

  •
  lower depreciation on Galaxy 4R of $0.9 million, as a result of the allocation of insurance proceeds against the carrying values of this satellite.

        These decreases were partially offset by accelerated depreciation of $7.1 million resulting from reduced end of life estimates for our Galaxy 10R, Galaxy 11, PAS 1R and PAS-9 satellites.

        Direct Operating Costs (exclusive of depreciation and amortization)—The decrease in total direct operating costs, as compared to the first quarter of 2004, is due primarily to lower in-orbit insurance costs of $1.6 million as a result of reduced or expired satellite insurance policies since the first quarter of 2004 and a decrease in G2 direct operating costs of approximately $2.2 million, as compared to the first quarter of 2004. The decrease in G2 operating costs was due primarily to a shift in the composition of G2 revenues to services/products with higher margins during the first quarter of 2005, as compared to the same period in 2004. (See "Operating Segments" below).

        Selling, General & Administrative Expenses—The increase in selling, general and administrative expenses was primarily due to non-cash reserve adjustments of approximately $2.6 million which were recorded during the first quarter of 2004. This increase was partially offset by decreases in compensation and benefits of approximately $1.1 million resulting from reduced headcount/operational efficiencies obtained since the first quarter of 2004.

        Sponsor Management Fees—The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization in August 2004. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements with us for an aggregate consideration of $10.0 million. During the three months ended March 31, 2005, we recorded approximately $10.4 million of expense for these management fees, including the termination payment.

        Loss on termination of sales-type leases—In the first quarter of 2005 we recorded a loss of $2.3 million in relation to the amendment of a customer's sales-type lease agreement, which resulted in a new operating lease agreement for that customer. As a result of this amendment, during the first quarter of 2005, we wrote off the remaining net investment in sales-type lease balance of $2.3 million related to this agreement.

        Facilities Restructuring and Severance Costs—Facilities restructuring and severance costs were $1.9 million and $3.3 million for the three months ended March 31, 2004 and 2005, respectively. The increase in these costs during the first quarter of 2005 was primarily due to the following:

  •
  During the three months ended March 31, 2004 and 2005, we recorded charges of $0.5 million and $2.5 million, respectively, related to our teleport consolidation plan, representing severance costs in 2004 and certain costs incurred in relation to equipment transferred to other locations in 2005.

  •
  During the first quarter of 2004, we recorded a non-cash charge of $1.4 million reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach. In the first quarter of 2005, we recorded a non-cash charge of approximately $0.4 million in relation to increased future lease costs related to another of our idle facilities. (See "—Liquidity and Capital Resources—Facilities Restructuring and Severance Costs" below).

        Satellite impairment loss—In the first quarter of 2004, we recorded a non-cash charge of $99.9 million in relation the impairment, and subsequent de-orbiting of our PAS-6 satellite. This resulted in an approximate $63.3 million non-cash charge to net income after taxes during this period. PAS-6 had been previously replaced and was being used as a backup for another satellite prior to de-orbiting.

        Income from Operations—The increase in income from operations of $101.0 million was primarily due to the $99.9 million satellite impairment loss recorded during the first quarter of 2004 and the other changes in revenues and operating expenses discussed above, including the $10.4 million of Sponsor management fees recorded during the first quarter of 2005.

        Interest Expense - Net—Interest Expense - Net consisted of the following (in thousands):

	Three Months Ended March 31,
			Dollar Change
	2004	2005
Gross interest expense	$33,239	$80,800	$47,561
Less: Interest income	1,880	564	(1,316)
Less: Capitalized interest	273	4,710	4,437

Total interest expense, net	$31,086	$75,526	$44,440

        Interest expense - Net increased primarily as a result of:

  •
  approximately $38 million of additional interest expense after the Recapitalization. The Recapitalization resulted in additional incremental indebtedness for us at higher average interest rates (See "—Liquidity and Capital Resources—Long-term Debt" below); and

  •
  the write-off of approximately $9.5 million of debt issuance costs in the first quarter of 2005, as a result of the repayment of $290 million of indebtedness under our senior secured credit facilities during this period;

  •
  lower interest income of $1.3 million due primarily to lower cash balances maintained during the first quarter of 2005 as compared to the same period in 2004.

        These increases were partially offset by higher capitalized interest expense of $4.4 million during the first quarter of 2005 as a result of higher satellite construction in progress balances and higher interest rates, as compared to the first quarter of 2004.

        Income Tax Benefit—The decrease in income tax benefit was primarily due to the income tax effect of the PAS-6 satellite impairment loss recorded during the first quarter of 2004. The income tax benefit during the first quarter of 2005 reflects a one-time tax benefit for the payment of a $10 million sponsor management fee. All other items of income and expense during the first quarter of 2005 were tax effected at an effective rate of (10.1)%.

  Selected segment data

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2004	2005
	(In thousands, except percentages)
Revenues:
FSS	$189,427	$193,869	$4,442	2.3%
G2	21,816	20,459	(1,357)	(6.2)%
Eliminations	(5,813)	(5,520)	293	5.0%

Total revenues	$205,430	$208,808	$3,378	1.6%

Income from operations:
FSS	$(30,673)	$69,513	$100,186	326.6%
G2	1,750	2,981	1,231	70.3%
Parent	—	(399)	(399)	—

Total income from operations	$(28,923)	$72,095	$101,018	349.3%

Segment EBITDA:
FSS	$151,802	$160,049	$8,247	5.4%

G2	$2,188	$3,422	$1,234	56.4%

        As a result of the Recapitalization, we began utilizing Segment EBITDA (as defined below) as a measure of performance for our operating segments during the third quarter of 2004. We evaluate the performance of our operating segments based on several factors, of which the primary financial measure is segment net income (loss) plus net interest expense, income tax expense (benefit) and depreciation and amortization, further adjusted to exclude non-recurring items and other non-cash adjustments ("Segment EBITDA"). Segment EBITDA is presented because our chief operating decision maker evaluates and measures each business unit's performance based on its Segment EBITDA results. See Note 12 "Operating Segments" to our condensed consolidated financial statements appearing elsewhere in this quarterly report for a reconciliation of income (loss) from operations to Segment EBITDA for our FSS operating segment and our G2 operating segment.

        Our operations are comprised of the following two segments:

        Fixed Satellite Services—Through FSS, we lease transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and DTH and provide TT&C and network services to customers.

        Government Services—Through G2, we provide global satellite and related telecommunications services to the U.S. government, international government entities, and their contractors.

FSS Segment

FSS Revenue by Service-Type

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2004	2005
	(In thousands, except percentages)
FSS Revenues:
Video Services	$124,184	$134,673	$10,489	8.4%
Network Services	55,592	50,217	(5,375)	(9.7)%
Government Services	5,813	5,517	(296)	(5.1)%
Consulting/Technical Services	3,838	3,462	(376)	(9.8)%

Total FSS revenues	$189,427	$193,869	$4,442	2.3%

        Revenues.    The increase in FSS revenues of $4.5 million was primarily attributable to higher video services revenues of $10.5 million, offset partially by a $5.4 million reduction in network services revenues as follows:

  Video Services.    The increase in video services revenues was primarily due to higher program distribution and DTH revenues of approximately $8.2 million and higher occasional services and other revenue of approximately $2.3 million. The increase in program distribution and DTH revenues was due primarily to new customer arrangements on our Galaxy 12 satellite and the impact of the contractual arrangements entered into with affiliates of The DIRECTV Group in connection with the Recapitalization, offset partially by reduced revenue as a result of an international DTH customer termination that occurred during the second quarter of 2004. The increase in occasional services and other revenues is due primarily to multi-year minimum commitment agreements entered into with video resellers during the first quarter of 2005 as well as the coverage of various special events which occurred during the first quarter of 2005.

  Network Services.    The decrease in network services revenues was primarily attributable the expiration of a lease associated with a non-core satellite that was used by a network services customer during the first eight months of 2004. This lease expiration resulted in a $4.2 million reduction in network services revenues during the first quarter of 2005, as compared to the first quarter of 2004. The remaining $1.2 million decrease in network services revenues is primarily due to reduced revenues in our Atlantic Ocean region and our Pacific Ocean region, primarily due to customer contract expirations and customer credit related issues. These decreases were partially offset by increases in revenues in our North America region.

        Income from Operations.    The increase in income from operations of $100.2 million was primarily due to the $99.9 million satellite impairment loss recorded during the first quarter of 2004 and the other changes in revenues and operating expenses discussed above, including the $10.4 million of Sponsor management fees recorded during the first quarter of 2005.

        Segment EBITDA.    The increase in FSS Segment EBITDA is due to the increased FSS revenues of $4.5 million and lower operating expenses of $3.7 million, due primarily to the reversal of approximately $2.9 million of in-orbit insurance liabilities in the first quarter of 2005 related to sales-type leases on our Galaxy 10R satellite that are no longer insured, as described above.

G2 Segment

        Revenue.    The decrease in G2 segment revenues of $1.4 million for the three months ended March 31, 2005 was due primarily to a reduction in revenues of $1.5 million as a result of delays in the construction of an L-Band payload on Galaxy 15.

        Income from operations and Segment EBITDA.    Income from operations and Segment EBITDA both increased by $1.2 million as compared to the same period in 2004. These increases were primarily due to a decrease in G2 direct operating costs of approximately $2.2 million and a decrease in G2 segment revenues of $1.4 million. The decrease in G2 direct operating costs resulted from a shift in the composition of G2 revenues to services /products with higher margins during the first quarter of 2005, as compared to the same period in 2004. Revenues related to the lease of satellite capacity with higher margins increased in the first quarter of 2005, while revenues related to the sale of equipment, with lower margins, decreased as compared to 2004.

Contracted backlog

        Contracted backlog represents the actual dollar amount (without discounting to present value) of the expected future cash payments to be received from customers under all long-term contractual agreements, including operating leases, sales-type leases and related service agreements, which may extend to the end of the life of the satellite or beyond to a replacement satellite. Contracted backlog is attributable both to satellites currently in orbit and those planned for future launch. Our contracted backlog for future services as of December 31, 2004 and March 31, 2005 was $4.90 billion and $4.76 billion, respectively. The change in contracted backlog of approximately $140 million was the result of customer contract activity during the first quarter of 2005 (approximately $208 million of customer billings during the quarter partially offset by net new contracted backlog of approximately $68 million as a result of the execution of customer contracts). Our contracted backlog as of March 31, 2005 also included approximately $1.43 billion relating to future services on satellites we expect to launch.

Satellite Deployment Plan

        In January 2005, we replaced Galaxy 5 at 125 degrees west longitude with Galaxy 12 and subsequently de-orbited Galaxy 5.

        In April 2004, we committed to construct a new satellite, Galaxy 16 and in February 2005, we entered into an agreement for the construction of Galaxy 18. These satellites, together with our Galaxy 17 satellite already under construction, will serve as replacements for Galaxy 4R, Galaxy 10R and Galaxy 11. The construction program contemplates the availability of one of these satellites as an on-ground backup against launch failure or substantial delay of either of the other two satellites. Construction of Galaxy 18 began in 2005 and we plan to launch this satellite in the third quarter of 2007.

        The manufacturer of Galaxy 16 and 18 is in the process of emerging from Chapter 11 bankruptcy. Both the Galaxy 16 and Galaxy 18 construction contracts have been approved by the bankruptcy court. Our agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. We also have a security interest in the satellites under construction by this manufacturer.

        We had previously spent $65.8 million for launch costs originally intended for the launch of Galaxy 8-iR. As a result of the termination of the Galaxy 8-iR construction contract, we expect to use this launch for one of our satellites currently under construction.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS 6B Ku-band satellite and the C-band portion of our PAS-3R satellite. See "Commitments and Contingencies—Satellite Commitments" below.

        We expect to launch five satellites by the end of 2007 as follows:

Satellite	Expected Launch Date
Galaxy 14	Third quarter of 2005
Galaxy 15	Third quarter of 2005
Galaxy 16	Second quarter of 2006
PAS 11	Second quarter of 2007
Galaxy 18	Third quarter of 2007

        Assuming satellites under development are successfully launched and services on the satellites commence on schedule, we believe that amounts available under PanAmSat's revolving credit facility, vendor financing, future cash flows from operations and cash on hand will be sufficient to fund our operations and our remaining costs for the construction and launch of satellites currently under development. There can be no assurance, however, that our assumptions with respect to costs for future construction and launch of our satellites will be correct, or that amounts available under PanAmSat's revolving credit facility, vendor financing, future cash flows from operations and cash on hand will be sufficient to cover any shortfalls in funding for (i) launches caused by uninsured launch or in-orbit failures, (ii) cost overruns, (iii) delays, (iv) capacity shortages, or (v) other unanticipated expenses.

Liquidity and Capital Resources

  Initial Public Offering

        On March 22, 2005, we consummated an initial public offering of 50 million shares of our common stock to repay a portion of the borrowings under PanAmSat's Term Loan A Facility, redeem a portion of PanAmSat's 9% senior notes due 2014 and pay a dividend to our preexisting stockholders. The net proceeds of the initial public offering were approximately $850 million (net of underwriting discounts, fees and expenses associated with the initial public offering). In connection with and contingent upon our initial public offering, PanAmSat's senior secured credit facilities were amended to, among other things:

  •
  increase the amount of permitted dividends;

  •
  eliminate the requirement that PanAmSat repay the term loans under the senior secured credit facilities with excess cash flow;

  •
  lower the maximum required total leverage ratio covenant;

  •
  convert the Term Loan B Facility to a new Term Loan B-1 Facility under the existing senior secured credit facilities, with lower applicable margins;

  •
  permit the payment of the management fee payable to the Sponsors in connection with the termination of the management services agreement. (See Note 11, "Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization—Transactions With The Sponsors and Their Affiliates" to our condensed consolidated financial statements appearing elsewhere in this quarterly report); and

  •
  conform the change of control definition to the change of control definition in the indenture governing PanAmSat's senior notes.

  Dividend Policy

        Our board of directors adopted a dividend policy that became effective upon the closing of our initial public offering. Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders. On March 21, 2005 our board of directors declared a partial quarterly dividend for the period from March 22, 2005 to March 31, 2005 in the amount of $0.043056 per share, or an aggregate of approximately $5.28 million which was paid on April 15, 2005, to stockholders of record as of March 31, 2005.

  Cash and Cash Equivalents

        At March 31, 2005, we had cash and cash equivalents of $449.2 million, compared to $39.0 million at December 31, 2004. On March 22, 2005, we consummated an initial public offering of 50 million shares of our common stock to repay a portion of the borrowings under the Term Loan A Facility, redeem a portion of PanAmSat's 9% senior notes due 2014 and pay a dividend to our preexisting stockholders. The net proceeds of the initial public offering were approximately $850 million (net of underwriting discounts, fees and expenses associated with the initial public offering). On March 22, 2005, we utilized a portion of these net proceeds to repay approximately $265.0 million of the borrowings under the Term Loan A Facility and to pay a $200 million dividend to our then preexisting stockholders. On April 1, 2005, we redeemed $353.5 million, or 35%, of PanAmSat's 9% senior notes with a portion of these net proceeds and paid a redemption premium of $31.8 million to holders of these notes.

        During the three months ended March 31, 2005, we recorded the following other significant transactions impacting cash and cash equivalents:

  •
  generated $63.3 million of cash flows from operations;

  •
  made $22.0 million of capital expenditures;

  •
  prepaid $25 million of outstanding debt on PanAmSat's Term Loan A Facility from available cash on hand; and

  •
  made $87.9 million of interest payments relating to our debt and incentive obligations. These interest payments are included within cash flows from operations.

	Three Months Ended
	March 31, 2004	March 31, 2005	Dollar Change
	(In thousands)
Net cash provided by operating activities	$79,815	$63,324	$(16,491)
Net cash used in investing activities	(39,406)	(22,047)	17,359
Net cash provided by financing activities	14,577	368,939	354,362
Effect of exchange rate changes on cash	(34)	47	81

        The decrease in the net cash provided by operating activities was due to an increase in cash paid for interest of approximately $28.5 million, the $10.0 million of Sponsor management fees paid during the first quarter of 2005 and an increase in cash paid for taxes of approximately $4.2 million. These decreases were offset partially by higher net income and a decrease in cash used for accounts payable and accrued liabilities of approximately $9.5 million due primarily to the timing of payments. The increase in cash paid for interest is due to higher outstanding debt balances maintained with higher average interest rates during the first quarter of 2005, as compared to the same period in 2004. The increase in cash paid for income taxes relates primarily to $4.0 million of state income taxes paid during the first quarter of 2005 that are subject to reimbursement pursuant to our tax indemnification agreement with The DIRECTV Group.

        The decrease in net cash used in investing activities was primarily due to a reduction in purchases of short-term investments of approximately $17.2 million, as compared to the first quarter of 2004.

        The increase in cash provided by financing activities was primarily due to the cash impact of our initial public offering, which was completed in March 2005. As a result of our initial public offering, during the first quarter of 2005, we received proceeds of $900 million, paid $200 million of dividends to stockholders, repaid $265.0 million of debt and paid $37.4 million of costs which were capitalized to equity. Additionally, during the first quarter of 2005, we made a voluntary debt repayment from cash on hand of approximately $25.0 million.

        We expect that for the year ended December 31, 2005 cash payments in respect of capital expenditures, including approximately $22 million of incentive payments and interest on satellites in service, will be in the range of $155 million to $170 million and that cash interest on our debt obligations will be in the range of $200 million to $215 million. Dividend payments to our stockholders for the year ended December 31, 2005, after completion of our initial public offering, are expected to be approximately $100 million. Based upon the current level of operations, we believe that cash flows from operations, available cash and cash equivalents, together with borrowings available under PanAmSat's senior secured credit facilities, will be adequate to meet these expected payments.

        Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, to make dividend payments on our common stock, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

  Long-term Debt

        With a portion of the proceeds from our initial public offering, we repaid approximately $265.0 million of the borrowings under PanAmSat's Term Loan A Facility on March 22, 2005 and we redeemed $353.5 million, or 35%, of PanAmSat's 9% senior notes and paid a redemption premium of $31.8 million to holders of the notes on April 1, 2005. In addition, we also repaid an additional $25.0 million of the borrowings of the Term Loan A Facility with cash on hand on March 22, 2005.

        As of March 31, 2005, long-term debt consisted of the following (in thousands):

March 31, 2005
6 3/8% Notes due 2008	$150,000
8 1/2% Notes due 2012	1,190
6 7/8% Notes due 2028	125,000
Transaction Related Financing:
Revolving Credit Facility	—
Term Loan A due 2009	384,310
Term Loan B due 2011	1,647,500
9% Senior Notes due 2014	1,010,000
10 3/8% Senior Discount Notes due 2014	261,672

3,579,672
Less: current maturities	361,750

Total Long-Term Debt	$3,217,922

        Our current maturities of long-term debt as of March 31, 2005 included the $353.5 million of debt repayments, which were made on April 1, 2005 in relation to PanAmSat's 9% senior notes due 2014.

        On October 19, 2004, pursuant to Rule 144A under the Securities Act of 1933, as amended, Holdco issued $416.0 million aggregate principal amount at maturity of its Senior Discount Notes. All of the proceeds of that offering, less discounts, commissions and expenses, or approximately $245.8 million, were paid on October 19, 2004 as a dividend to the Holdco's stockholders. On April 18, 2005, we commenced an offer to exchange all outstanding Senior Discount Notes for an equal amount of 10 3/8% senior discount notes due 2014 which are registered under the Securities Act of 1933 and which have substantially similar terms. The Senior Discount Notes accrete at the rate of 10 3/8% per annum, compounded semi-annually to, but not including, November 1, 2009. From and after November 1, 2009, cash interest on the Senior Discount Notes will accrete at the rate of 10 3/8% per annum, and will be payable semiannually in arrears on May 1 and November 1 of each year, commencing on May 1, 2010, until maturity. As of March 31, 2005, the accreted balance of approximately $261.7 million was outstanding in relation to these notes. Costs incurred in relation to the issuance of these notes have been capitalized to debt issuance costs and are being amortized over the term of these notes.

        Holdco's primary source of liquidity is cash flow generated from the operations of its subsidiaries, including PanAmSat. Holdco's ability to pay dividends on its common stock and make payments on its Senior Discount Notes is dependent on the earnings and the distribution of funds from PanAmSat. The agreements governing PanAmSat's senior secured credit facilities and 9% senior notes are the two contractual obligations of PanAmSat that significantly restrict its ability to pay dividends or otherwise transfer assets to Holdco. Payment of dividends is also subject to compliance with Delaware law.

        Concurrent with the completion of our initial public offering, we amended PanAmSat's senior secured credit facilities.

        Borrowings under PanAmSat's senior secured credit facilities will bear interest at the borrower's option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. Borrowings under the senior secured credit facilities will be subject to adjustment based on a pricing grid.

        PanAmSat's senior secured credit facilities are comprised of a $250.0 million revolving credit facility, which will terminate in August 2009, an $800.0 million Term Loan A Facility, which matures in August 2009, and a $1,647.5 million Term Loan B Facility, which matures in August 2011. At March 31, 2005, the interest rates on the Term Loan A Facility and Term Loan B Facility were LIBOR plus 2.5% and LIBOR plus 2.25%, respectively, and the revolving credit facility was undrawn. These rates are subject to change based upon our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of March 31, 2005 on an annual basis was 0.50%. As of March 31, 2005, we had outstanding letters of credit totaling $43.2 million. Outstanding letters of credit reduce our ability to borrow against the revolving credit facility by an equivalent amount. Any amounts borrowed under the revolving credit facility would bear interest at LIBOR plus 2.5% as of March 31, 2005, although this interest rate is subject to adjustment based on our total leverage ratio. Fees charged by the lenders were capitalized as debt issuance costs and are amortized over the terms of the revolving credit facility, the Term Loan A Facility, and the Term Loan B Facility.

        Obligations under the senior secured credit facilities are, or will be, as the case may be, unconditionally and irrevocably guaranteed jointly and severally by PanAmSat's current and future domestic subsidiaries and are secured by substantially all of our assets and substantially all of the assets of each of our current and future domestic subsidiaries.

        Fees charged by the lenders for the issuance of the 9% senior notes were capitalized as debt issuance costs and are amortized over the term of the notes. The 9% senior notes require interest payments to be made semi-annually, mature on August 15, 2014, are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of PanAmSat's existing and certain subsequently acquired or organized domestic restricted subsidiaries.

        As of March 31, 2005, PanAmSat had outstanding 10 and 30-year fixed rate notes totaling $275.0 million which were issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of March 31, 2005, are $150.0 million at 6.375% due 2008 and $125.0 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

        As of March 31, 2005, PanAmSat also had outstanding $1.2 million of its 8 1/2% senior notes due 2012. These notes are unsecured, and are unconditionally guaranteed by each of PanAmSat's existing domestic restricted subsidiaries.

        We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of March 31, 2005, we were in compliance with all such covenants.

        The indenture governing our Senior Discount Notes, the indenture governing PanAmSat's 9% senior notes and PanAmSat's senior secured credit facilities contain financial covenant ratios, specifically total leverage and interest coverage ratios, that are calculated by reference to Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) plus net interest expense, income tax expense (benefit) and depreciation and amortization, further adjusted to give effect to unusual items, non-cash items and other adjustments specifically required in calculating covenant ratios and compliance under the indenture governing our Senior Discount Notes, the indenture governing PanAmSat's 9% senior notes due 2014 and PanAmSat's senior secured credit facilities. These adjustments include unusual items such as severance, relocation costs and one-time compensation charges, non-cash charges such as non-cash compensation expense and the other adjustments shown below. Adjusted EBITDA is a material component of these covenants. For instance, non-compliance with the financial ratio maintenance covenants contained in the senior secured credit facilities could result in the requirement that PanAmSat immediately repay all amounts outstanding under such facilities and a prohibition on PanAmSat paying dividends to us, and non compliance with the debt incurrence ratios contained in our Senior Discount Notes and PanAmSat's 9% senior notes could prohibit us from being able to incur additional indebtedness or make restricted payments, including payments of dividends on our common stock, other than pursuant to specified exceptions. In addition, under the restricted payments covenants contained in the indentures, the ability of Holdco and PanAmSat, as applicable, to pay dividends is restricted by a formula based on the amount of Adjusted EBITDA. We believe the adjustments listed below are in accordance with the covenants discussed above.

        Adjusted EBITDA is not a presentation made in accordance with GAAP, and does not purport to be an alternative to net income (loss) determined in accordance with GAAP or as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The following table sets forth a reconciliation of Adjusted EBITDA and EBITDA to net income (loss) and to net cash provided by operating activities for the periods indicated.

	Three Months Ended March 31,
	2004	2005
	(In thousands)
Reconciliation of Net Cash Provided by Operating Activities to Net Income (Loss):
Net cash provided by operating activities	$79,815	$63,324
Depreciation and amortization	(75,335)	(69,765)
Deferred income taxes	30,446	7,615
Amortization of debt issue costs and other deferred charges	(1,991)	(5,312)
Accretion on senior discount notes	—	(6,534)
Provision for uncollectible receivables	(194)	(90)
Other non-cash items	3,213	242
Satellite impairment loss	(99,946)	—
Loss on termination of sales-type leases	—	(2,307)
Facilities restructuring and severance costs	(1,855)	(3,349)
Reversal of sales-type lease liabilities	—	2,853
Loss on early extinguishment of debt	—	(9,521)
Changes in assets and liabilities, net of acquired assets and liabilities	33,918	23,945

Net income (loss)	$(31,929)	$1,101

Reconciliation of Net Income (Loss) to EBITDA:
Net income (loss)	$(31,929)	$1,101
Interest expense, net	31,086	75,526
Income tax benefit	(28,080)	(4,532)
Depreciation and amortization	75,335	69,765

EBITDA	$46,412	$141,860

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$46,412	$141,860
Adjustment of sales-type leases to operating leases(a)	6,090	6,533
Loss on termination of sales-type leases(b)	—	2,307
Satellite impairment(c)	99,946	—
Restructuring charges(d)	1,855	3,349
Reserves for long-term receivables(e)	—	(2,853)
Reversal of allowance for customer credits(f)	2,700	—
Transaction-related costs(g)	—	10,648
Other items(h)	(3,013)	1,594

Adjusted EBITDA	$153,990	$163,438

(a)
For all periods presented, adjustment of sales-type leases to operating leases represents the principal portion of the periodic sales-type lease payments that are recorded against the principal balance outstanding. These amounts would have been recorded as operating lease revenues if these agreements had been accounted for as operating leases instead of sales-type leases. These adjustments have the effect of including the principal portion of our sales-type lease payments in the period during which cash is collected.

(b)
For the three months ended March 31, 2005, loss on termination of sales-type leases represents the non-cash loss of $2.3 million incurred upon the conversion of one of our customer's sales-type lease agreements to an operating lease agreement.

(c)
For the three months ended March 31, 2004, satellite impairment represents the pre-tax impairment charge related to the anomalies experienced by our PAS-6 satellite during the first quarter of 2004, which resulted in this satellite being de-orbited on April 2, 2004.

(d)
Restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs. (See Note 8 "Facilities Restructuring and Severance Costs" to our condensed consolidated financial statements appearing elsewhere in this quarterly report).

(e)
For the three months ended March 31, 2005, amount represents the reversal of approximately $2.9 million of in-orbit insurance liabilities related to sales-type leases on our Galaxy 10R satellite that are no longer insured. In January 2005, the insurance policy covering our Galaxy 10R satellite expired, was not replaced and as a result, this satellite and its related assets are no longer insured.

(f)
For the three months ended March 31, 2004, we recorded an allowance for customer credits related to receivables from a customer affiliated with The News Corporation, as collectibility was not reasonably assured. The adjustment represents the amount of revenues that would have been recognized had the allowance for customer credits not been recorded.

(g)
For the three months ended March 31, 2005, amount represents (i) $10.0 million paid to the Sponsors on March 22, 2005, in relation to the termination of their respective management services agreement with us and (ii) third party costs incurred in relation to the amendment of our senior secured credit facility which was effective in March 2005.

(h)
For the three months ended March 31, 2004, other items consist of (i) $2.6 million of non-cash reserve adjustments and (ii) $1.4 million gain on the disposal of assets, partially offset by (x) $0.8 million of non-cash stock compensation expense and (y) $0.2 million loss from an investment accounted for by the equity method. For the three months ended March 31, 2005, other items consist of (i) $0.5 million of expenses for management advisory services from the Sponsors for the period from January 1, 2005 through March 22, 2005, (ii) $0.3 million loss on disposal of fixed assets and (iii) $0.8 million of non-cash stock compensation expense.

        Future principal debt repayments are expected to be paid out of cash flows from operations, borrowings under PanAmSat's revolving credit facility, future refinancing of our debt and any future insurance proceeds received.

  Interest Rate Swap Agreements

        In accordance with the agreement governing PanAmSat's old senior secured credit facilities, PanAmSat is a party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. If the counterparty fails to meet the terms of the interest rate swap agreement, PanAmSat's exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreement. We do not anticipate non-performance by the counterparty. The fair value of the interest rate swap agreement is the estimated amount that PanAmSat would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The fair value of the outstanding interest rate swap agreement as of March 31, 2005, based upon quoted market prices from the counterparty, reflected a short-term asset of approximately $43 thousand. In June of 2004, in connection with the repayment of the term loan B-1 facility of PanAmSat's old credit facility, PanAmSat's cash flow hedge became undesignated and therefore changes in the fair value of the interest rate swap have been recorded within our consolidated statement of operations from that time.

        On March 14, 2005, PanAmSat entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million on March 14, 2008 until expiration on March 14, 2010. In relation to this swap agreement,

PanAmSat exchanged its floating-rate obligation on $1.25 billion of its Term Loan B facility for a fixed-rate obligation, subject to scheduled rate increases based on the Libor rate used as described in the following table:

Start Date	End Date	Total Notional of all Trades	PanAmSat Corporation pays banks	Banks pay PanAmSat Corporation
3/14/2005	6/14/2005	$1,250,000,000	3.000%	3.000%
6/14/2005	9/14/2005	$1,250,000,000	3.548%	3 Month LIBOR
9/14/2005	12/14/2005	$1,250,000,000	3.922%	3 Month LIBOR
12/14/2005	3/14/2006	$1,250,000,000	4.178%	3 Month LIBOR
3/14/2006	6/14/2006	$1,250,000,000	4.316%	3 Month LIBOR
6/14/2006	9/14/2006	$1,250,000,000	4.422%	3 Month LIBOR
9/14/2006	12/14/2006	$1,250,000,000	4.523%	3 Month LIBOR
12/14/2006	3/14/2007	$1,250,000,000	4.610%	3 Month LIBOR
3/14/2007	6/14/2007	$1,250,000,000	4.646%	3 Month LIBOR
6/14/2007	9/14/2007	$1,250,000,000	4.681%	3 Month LIBOR
9/14/2007	12/14/2007	$1,250,000,000	4.714%	3 Month LIBOR
12/14/2007	3/14/2008	$1,250,000,000	4.763%	3 Month LIBOR
3/14/2008	6/14/2008	$625,000,000	4.802%	3 Month LIBOR
6/14/2008	9/14/2008	$625,000,000	4.839%	3 Month LIBOR
9/14/2008	12/14/2008	$625,000,000	4.876%	3 Month LIBOR
12/14/2008	3/14/2009	$625,000,000	4.912%	3 Month LIBOR
3/14/2009	6/14/2009	$625,000,000	4.943%	3 Month LIBOR
6/14/2009	9/14/2009	$625,000,000	4.970%	3 Month LIBOR
9/14/2009	12/14/2009	$625,000,000	4.997%	3 Month LIBOR
12/14/2009	3/14/2010	$625,000,000	5.023%	3 Month LIBOR

        The counterparties to this agreement are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, PanAmSat's exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate nonperformance by the counterparties. The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The fair value of the outstanding interest rate swap agreement as of March 31, 2005, based upon quoted market prices from the counterparties, reflected a long-term asset of approximately $0.6 million. Through March 31, 2005, the interest rate swap was undesignated and therefore changes in its fair value through March 31, 2005 have been recorded within our consolidated statement of operations.

  Facilities Restructuring and Severance Costs

        Facilities restructuring and severance costs were $1.9 million and $3.3 million for the three months ended March 31, 2004 and 2005, respectively.

        In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan included the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead, Florida teleport was closed in 2003 and in June 2004 we closed our Spring Creek, New York teleport. Our Spring Creek teleport was sold on October 28, 2004. In December 2004, we entered into an agreement to sell our Homestead teleport for approximately $3.3 million, net of associated selling costs. At December 31, 2004 and March 31, 2005, the assets of the Homestead teleport have been reflected as "Assets Held for Sale" in our consolidated balance sheets. We expect to complete the sale of the Homestead teleport in the second quarter of 2005. During the three months ended March 31, 2004 and 2005, we recorded charges of $0.5 million and

$2.5 million, respectively, related to this teleport consolidation plan, representing severance costs in 2004 and certain costs incurred in relation to equipment transferred to other locations in 2005.

        On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. In an effort to further streamline our operations, in the first quarter of 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. As a result, we recorded a non-cash charge of $1.4 million during the first quarter of 2004 reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach. In the first quarter of 2005, we recorded a non-cash charge of approximately $0.4 million in relation to increased future lease costs related to one of our idle facilities.

        In October 2003 and October 2004 our management approved plans to reduce our workforce by approximately 45 employees and 25 employees, respectively. During the three months ended March 31, 2004 and 2005, we recorded severance charges of $0 and $0.4 million, respectively, in relation to these plans. These severance costs were primarily related to employee compensation, benefits and outplacement services.

        During the three months ended March 31, 2005, we made approximately $0.8 million of payments in relation to the facilities restructuring and severance reserves, primarily relating to lease obligations. As of March 31, 2005 we had $7.1 million of facilities restructuring and severance accruals remaining, primarily relating to long-term lease obligations.

Commitments and Contingencies

        The following schedule summarizes our contractual obligations and commercial commitments as of March 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	One Year or Less	2–3 Years	4–5 Years	After 5 Years
	(in thousands)
Total Debt:
10 3/8% Senior Discount Notes Due 2014	$416,000	$—	$—	$—	$416,000
Senior Secured Credit Facility	2,031,810	8,250	77,510	373,200	1,572,850
9% Senior Notes Due 2014	1,010,000	353,500	—	—	656,500
Other Notes(1)	276,190	—	150,000	—	126,190

Total	3,734,000	361,750	227,510	373,200	2,771,540
Interest payments(2)	1,820,023	212,022	446,145	401,304	760,552
Satellite Incentive Obligations	107,869	12,565	25,564	24,020	45,720
Operating Leases	30,534	5,590	10,035	8,601	6,308
Satellite Construction and Launch Contracts	190,264	104,251	40,999	4,207	40,807
Customer Contracts	44,848	15,651	11,334	5,984	11,879
Vendor Contracts	55,906	12,286	18,458	11,568	13,594

Total Contractual Obligations	$5,983,444	$724,115	$780,045	$828,884	$3,650,400

(1)
Consists of $150.0 million of 6 3/8% senior notes due 2008, $1.2 million of 8 1/2% senior notes due 2012 and $125.0 million of 6 7/8% senior debentures due 2028.

(2)
Represents estimated interest payments to be made on our fixed and variable rate debt and incentive obligations. All interest payments assume that principal payments are made as originally scheduled. Interest rates utilized to determine interest payments for variable rate debt and incentive obligations are based upon our estimate of future interest rates.

        Cash to be paid for income taxes is excluded from the table above.

        Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to 30 days prior to the satellite's launch. As of March 31, 2005, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Satellite Incentive Obligations

        Satellite contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction if the satellite fails to meet specific technical operating standards. Certain of our satellite construction contracts also provide that certain amounts paid by us during the construction phase are subject to refund (with interest) if the satellite fails to meet these technical operating standards. As of March 31, 2005, we had $107.9 million of liabilities recorded in relation to these satellite incentive obligations.

Satellite Commitments

        As of March 31, 2005, we had approximately $180.4 million of expenditures remaining under existing satellite construction contracts and $9.9 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of March 31, 2005, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

        In April 2004, we committed to construct a new satellite, Galaxy 16 and in February 2005, we entered into an agreement for the construction of Galaxy 18. These satellites, together with our Galaxy 17 satellite already under construction, will serve as replacements for Galaxy 4R, Galaxy 10R and Galaxy 11. The construction program contemplates the availability of one of these satellites as an on-ground backup against launch failure or substantial delay of either of the other two satellites. Construction of Galaxy 18 began in 2005 and we plan to launch this satellite in the third quarter of 2007.

        The manufacturer of Galaxy 16 and 18 is in the process of emerging from Chapter 11 bankruptcy. Both the Galaxy 16 and Galaxy 18 construction contracts have been approved by the bankruptcy court. Our agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. We also have a security interest in the satellites under construction by this manufacturer.

        We had previously paid $65.8 million for launch costs originally intended for the launch of Galaxy 8-iR. As a result of the termination of the Galaxy 8-iR construction contract, we expect to use this launch for one of our satellites currently under construction.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS 6B Ku-band satellite and the C-band portion of our PAS-3R satellite. We expect to launch PAS-11 in the second quarter of 2007. After signing the PAS-11 contract on April 12, 2005, the aggregate remaining capital expenditures for our satellites under construction were approximately $270 million as of that date, the majority of which will be paid over the next two years.

Satellite Insurance

        As of March 31, 2005, we had in effect launch and in-orbit insurance policies covering six satellites in the aggregate amount of approximately $579.1 million. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $706.3 million. We had 17 uninsured satellites in orbit as of March 31, 2005. Our currently uninsured satellites are: PAS-4, which is used as a backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; Galaxy 1R, Galaxy 3R, and SBS-6, which are approaching the ends of their useful lives; Galaxy 11 and PAS-1R, for which we received insurance proceeds for partial losses; PAS-2, PAS-3R, PAS-6B, PAS-8 and Galaxy 9, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3, HGS-5 and Leasat, which have an aggregate book value of approximately $0.5 million. Our Galaxy 9 satellite currently serves as an in-orbit backup for the C-band portions of Galaxy 1R, Galaxy 3C, Galaxy 4R, Galaxy 10R, Galaxy 11, Galaxy 12 and Galaxy 13/Horizons 1. The C-band portion of the satellites that are currently covered by C-band in-orbit backups had an aggregate net book value of approximately $254.2 million as of March 31, 2005.

        Of the insured satellites, as of March 31, 2005, three were covered by Significant Exclusion Policies. The exclusions reduce the probability of an insurance recovery in the event of a loss on these satellites. One of the satellites, PAS-9, has operational redundancies available for the systems on which exclusions have been imposed. We believe that this redundancy allows for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The second such satellite, Galaxy 4R, for which we have received insurance proceeds, has a remaining policy covering $19.1 million of investments in sales-type leases that also has a policy exclusion for XIPS related anomalies. Galaxy 4R is currently operating on its backup bi-propellant propulsion system. The third satellite, Galaxy 13/Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have XIPS available as its primary propulsion system. Certain enhancements have been made to the XIPS on this satellite to make the systems more robust. In addition, Galaxy 13/Horizons 1 has available backup bi-propellant of approximately 11.6 years.

        At March 31, 2005, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1,008.8 million. Of this amount, $752.2 million related to uninsured satellites and $256.6 million related to satellites insured by Significant Exclusion Policies.

        Upon the expiration of the insurance policies, there can be no assurance that we will be able to procure new policies on commercially reasonable terms. New policies may only be available with higher premiums or with substantial exclusions or exceptions to coverage for failures of specific components.

        An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our income from operations by the amount of such increased premiums.

Operating Leases

        We have commitments for operating leases primarily relating to our executive office facilities in Wilton, Connecticut and other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of March 31, 2005, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income aggregated $30.5 million.

Customer and Vendor Obligations

        We have certain contracts with our customers which require us to provide equipment, services and other support during the term of the related contracts with us. As of March 31, 2005, we had commitments to provide equipment, services and other support under these customer contracts, which aggregated approximately $44.8 million related to the provision of equipment, services and other support.

        We have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of March 31, 2005, we have commitments under these vendor contracts which aggregated approximately $55.9 million related to the provision of equipment, services and other support.

Change-in-Control Obligations

        Certain of our senior executives are party to change-in-control severance agreements which provide for payment of severance and other benefits in the event of an involuntary termination of the executive's employment (as defined in such agreements) within three years after a change in control. The requisite changes of control required under these agreements have occurred and these agreements will apply if an involuntary termination of an executive occurs during the periods specified by the agreements. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be up to $10.6 million (net of tax benefits of $6.1 million).

        In addition, our Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within two years following, a change in control.

        As more fully described in Note 7 "Stock Based Compensation", we have granted stock options to certain employees subsequent to the Recapitalization. In addition, certain employees also acquired our common stock. The vesting of the stock options accelerates in the event of certain changes in control of Holdco. Pursuant to contractual obligations, we could be obligated to make payments for vested options and to repurchase shares held by certain employees in the event of the death or qualifying disability of any such employee. In all other circumstances, we have the right, but not the obligation, to call the common stock held by employees and, therefore, no contingent obligation would exist.

Foreign Withholding Taxes

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. For the Indian tax year ended March 31, 1997, the Indian government has assessed approximately $8.8 million, including interest, against one of our subsidiaries. This assessment is being appealed to the Income Tax Appeals Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $39.2 million in the aggregate against us, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of approximately $43.2 million. To date, we have paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Transactions, The DIRECTV Group agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Transactions in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

New Accounting Pronouncements

        On April 15, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC's new rule requires companies to implement SFAS No. 123R at the beginning of their first fiscal year beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. This means that our financial statements must comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC's new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. The adoption of SFAS No. 123R will not have a material impact on our consolidated financial statements.

        On March 29, 2005, the SEC released Staff Accounting Bulletin ("SAB") No. 107. SAB No. 107 provides an interpretation of SFAS No. 123R and its interaction with certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. The SAB provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS No. 123R. We have already adopted the fair value recognition provision of SFAS No. 123, effective January 1, 2003, on a prospective basis. Therefore, we have determined that the adoption of SAB 107 will not have an impact on our consolidated financial statements.

Market Risks

        We manage our exposure to market risks through internally established policies and procedures and, when we deem appropriate, through the use of derivative financial instruments, including interest rate hedges. See"—Liquidity and Capital Resources—Long-term debt" above. The objective of our policies is to mitigate potential statement of operations, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest rates. We evaluate our exposure to market risks by assessing the anticipated near-term and long-term fluctuations in interest rates on a periodic basis. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future interest rates. We utilize this information to determine our own investment strategies as well as to determine if the use of derivative financial instruments is appropriate to mitigate any potential future interest rate exposure that we may face. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

        We determine the impact of changes in interest rates on the fair value of our financial instruments based on a hypothetical 10% adverse change in interest rates from the rates in effect as of the end of the period for these financial instruments. We use different methodologies to determine the impact of these hypothetical changes on our fixed rate public debt and sales-type leases and on our variable rate debt.

        In accordance with the agreement governing PanAmSat's old senior secured credit facilities, we are party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. On March 14, 2005, PanAmSat entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million on March 14, 2008 until expiration on March 14, 2010. In relation to this swap agreement, PanAmSat exchanged its floating-rate obligation on $1.25 billion of its Term Loan B facility for a fixed-rate obligation. See "—Interest Rate Swap Agreements" above.

        We have effectively mitigated our cash interest exposure in relation to $1.35 billion of our Term Loan B facility as a result of entering into the interest rate swap agreements described above. The remaining balance of our senior secured credit facilities of approximately $682 million, which is subject to variable interest rates, will be subject to increases in interest rates based upon economic conditions. Other than entering into the new $1.25 billion interest rate swap agreement, our strategies and procedures to manage exposure to interest rates have not changed in comparison to prior periods.

        As of March 31, 2005, long-term debt consisted of fixed-rate borrowings of approximately $1.55 billion and floating rate debt of approximately $2.03 billion. In addition, we had two fixed interest rate swap agreements on notional amounts of $1.25 billion and $100 million. See "—Liquidity and Capital Resources—Long-term debt" above. Fluctuations in interest rates may affect the fair values of fixed-rate borrowings and fixed-rate net investments in sales-type lease receivables. Any changes in interest rates would impact results of operations and cash flows. At March 31, 2005, outstanding fixed-rate borrowings bore interest at rates ranging from 6 3/8% to 10 3/8% and sales type lease receivables bore interest between 8% and 12%. The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to our outstanding fixed-rate debt and fixed-rate net investment in sales-type lease receivable balances would be approximately $85.4 million and $2.5 million, respectively, as of March 31, 2005.

        We are subject to fluctuating interest rates on our floating rate debt and any changes in interest rates would impact cash flows and results of operations. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on our floating rate debt outstanding at March 31, 2005 would be a reduction in cash flows of approximately $4.2 million and an increase in net loss of approximately $2.6 million.

Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization

Transactions with The DIRECTV Group and its Affiliates

        Until the consummation of the Recapitalization on August 20, 2004, The DIRECTV Group and its affiliates were related parties of ours.

        We provide satellite capacity, TT&C and other related services and facilities to several subsidiaries of The DIRECTV Group and purchase certain services and equipment from a subsidiary of The DIRECTV Group. Additionally, for the period prior to the consummation of the Recapitalization, we reimbursed The DIRECTV Group for the allocated costs of certain jointly incurred expense items, principally relating to administrative and other expenses. Revenues derived from The DIRECTV Group and its affiliates were $30.5 million for the three months ended March 31, 2004, or 14.9% of our total revenues for that same period.

        In addition, The DIRECTV Group leases to us office space in Long Beach, California and land for our teleport in Castle Rock, Colorado, and permits the participation by us and our employees in certain discount programs. Prior to the Recapitalization, The DIRECTV Group provided general liability insurance and certain administrative services to us, including the provision of certain advisory and audit services. During the three months ended March 31, 2004, we incurred expenses related to such arrangements with The DIRECTV Group of approximately $0.6 million. In addition, during the three months ended March 31, 2004, we purchased services and equipment from the DIRECTV Group of approximately $0.1 million.

Transactions with The News Corporation and its Affiliates (Other than The DIRECTV Group)

        Until the consummation of the Recapitalization on August 20, 2004, The News Corporation and its affiliates were related parties of ours.

        We are a party to agreements with The News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. Revenues derived from The News Corporation and its affiliates were $20.4 million for the three months ended March 31, 2004, or 9.9% of our revenues for that same period.

Effect of the Recapitalization

        As a result of the Recapitalization, effective August 20, 2004, The DIRECTV Group and The News Corporation were no longer related parties of ours and the Sponsors and their affiliates became related parties of ours.

Transactions with The Sponsors and Their Affiliates

        The Sponsors have provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements for an aggregate consideration of $10.0 million. For the period from January 1, 2005 through March 22, 2005, we recorded approximately $10.4 million of expense for these management fees (including the termination payment), of which $0.4 million was accrued for as of March 31, 2005. The annual advisory fee did not include, and the Sponsors may receive, additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Sponsors perform services above and beyond those previously called for by the agreements.

        During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.2 million of expenses during the three months ended March 31, 2005 to Capstone Consulting, all of which were paid through March 31, 2005.

        Certain members of our board of directors whose services are compensated are principals of or are affiliated with the Sponsors.

        We provide satellite capacity, TT&C and other related services to affiliates of one of the Sponsors. Revenues for these services were $0.6 million for the three months ended March 31, 2005. As of March 31, 2005, we had a customer receivable related to one of these affiliates of approximately $0.1 million.

        Included in our total contracted backlog of $4.76 billion as of March 31, 2005 is approximately $5.0 million of contracted backlog from these affiliates of the Sponsors. Contracted backlog represents future cash payments expected from customers under all long-term contractual agreements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risks."

ITEM 4.    CONTROLS AND PROCEDURES.

        Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")), our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that as of March 31, 2005 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PANAMSAT HOLDING CORPORATION

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. For the Indian tax year ended March 31, 1997, the Indian government has assessed approximately $8.8 million (reduced from an initial assessment of $15.2 million) against one of our subsidiaries. This assessment is being appealed to the Income Tax Appeals Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $39.2 million in the aggregate against us, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of approximately $43.2 million. To date, we have paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. The DIRECTV Group has agreed to indemnify us against certain withholding tax liabilities including foreign withholding tax obligations. See "Certain Relationships and Related Party Transactions".

        We periodically become involved in various claims and lawsuits that are incidental to our business. Other than the matter described above, we believe that no matters currently pending would, in the event of an adverse outcome, be material.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        In March 2005, we registered 56 million shares of common stock pursuant to our registration statement on Form S-1 (File No. 333-121463) in our initial public offering. The effective date of the registration statement was March 16, 2005. On that date, we sold 50 million shares of our common stock at an offering price of $18.00 per share, for an aggregate public offering price of $900.0 million. The initial public offering, which closed on March 22, 2005, was managed by Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. The remaining 6 million shares registered related to the underwriters' overallotment option, which was not exercised.

        The initial public offering resulted in net proceeds to us of approximately $850 million (net of underwriting discounts of approximately $37 million, expenses of approximately $10 million to effect the termination of the management services agreements with each of the Sponsors, and other related fees and expenses of approximately $3.6 million). Excluding the management services agreement termination fee, no fees or expenses were paid, directly or indirectly, to any director, officer, ten-percent stockholder or affiliate of ours.

        Our net proceeds of approximately $850 million were used as follows: (i) approximately $265 million was used on March 22, 2005 to repay a portion of the outstanding borrowings under PanAmSat's Term Loan A Facility; (ii) approximately $385 million was used on April 1, 2005 to voluntarily redeem $353.5 million, or 35%, of PanAmSat's $1,010 million aggregate principal amount of 9% senior notes and pay a related redemption premium thereon; and (iii) $200 million was used on March 22, 2005 to pay a divided to our pre-existing stockholders, including the Sponsors. Excluding the dividend, none of the net proceeds from the initial public offering were used to pay, directly or indirectly, any director, officer, ten-percent stockholder or affiliate of ours.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On February 25, 2005, by written consent, our stockholders, representing 108,301,505 shares of our common stock, adopted our Amended and Restated Certificate of Incorporation. On such date, 110,223,003 shares of our common stock were outstanding.

        On March 14, 2005, an annual meeting of stockholders was held at which three items were voted upon. Each of the items was approved by all of the 72,202,938 shares of our common stock represented in person or by proxy at the meeting. On such date, 72,580,647 shares of our common stock were outstanding.

        At such meeting, the first item approved was the election to the Board of Directors of Mssrs. Bae, Connolly, Dominguez, Fisher, Hoak (conditioned upon the completion of an initial public offering of our common stock), Johnstone, Navab, Rosenblum, Salem, von der Heyden (conditioned upon the completion of an initial public offering of our common stock) and Wright. The second item approved was the ratification of the appointment of Deloitte & Touche LLP as independent public accountants for the year ending December 31, 2005. The final item approved was the Second Amended and Restated 2004 Stock Option Plan for Key Employees of PanAmSat Holding Corporation and its Subsidiaries.

ITEM 5.    OTHER INFORMATION.

        None.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
2.1	Transaction Agreement, dated as of April 20, 2004, among Constellation, LLC, PanAmSat Corporation, The DIRECTV Group, Inc., and PAS Merger Sub, Inc., incorporated herein by reference to Exhibit 10.86 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2004
2.2
Letter Agreement, dated as of August 12, 2004, between The DIRECTV Group, Inc., and Constellation, LLC, and acknowledged by PanAmSat Corporation, incorporated herein by reference to Exhibit 99(D)(3) of PanAmSat Corporation's amended transaction report on Schedule 13E-3/A filed on August 12, 2004
2.3
Letter Agreement, dated August 20, 2004, between PanAmSat Corporation and Hughes Network Systems, Inc., incorporated herein by reference to Exhibit 2.3 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
3.1
Amended and Restated Certificate of Incorporation of PanAmSat Holding Corporation, incorporated by reference to Exhibit 3.1 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A filed on March 1, 2005, registration number 333-121463
3.2
Amended and Restated By-Laws of PanAmSat Holding Corporation, incorporated herein by reference to Exhibit 3.2 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A filed on March 15, 2005, registration number 333-121463

4.2
Form of Second Amended and Restated Stockholders Agreement of PanAmSat Holding Corporation, dated as of August 20, 2004 and amended and restated as of October 14, 2004 and March, 2005, among PanAmSat Holding Corporation, PanAmSat Corporation, Constellation, LLC, Carlyle PanAmSat I, LLC, Carlyle PanAmSat II, LLC, PEP PAS, LLC, PEOP PAS, LLC, Carlyle Partners III-Telecommunications, L.P., Providence Equity Partners IV, L.P. and KKR Millennium Fund L.P., incorporated herein by reference to Exhibit 4.2 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A filed on March 15, 2005, registration number 333-121463
4.3
Indenture, dated October 19, 2004, between PanAmSat Holding Corporation and The Bank of New York, as trustee, incorporated herein by reference to Exhibit 4.1 of the PanAmSat Holding Corporation Registration Statement on Form S-4 filed on December 17, 2004, registration number 333-121423
4.5
Indenture, dated August 20, 2004, among PanAmSat Corporation, the Guarantors named therein and The Bank of New York, as trustee, incorporated herein by reference to Exhibit 4.1 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
10.1
Form of Credit Agreement, dated as of August 20, 2004, as amended and restated as of , 2005, among PanAmSat Corporation, the lending institutions from time to time parties thereto Citicorp USA, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Bookrunner and Documentation Agent, incorporated herein by reference to Exhibit 10.1 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A filed on February 7, 2005, registration number 333-121463
10.2
Second Amended and Restated 2004 Stock Option Plan for Key Employees of PanAmSat Corporation and Its Subsidiaries approved by the stockholders of PanAmSat Holding Corporation on March 14, 2004, incorporated herein by reference to Exhibit 10.2 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A filed on March 15, 2005, registration number 333-121463
10.3
Employment Agreement, dated as of August 20, 2004, by and between PanAmSat Corporation and James B. Frownfelter, incorporated herein by reference to Exhibit 10.3 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
10.4
Employment Agreement, dated as of August 20, 2004, by and between PanAmSat Corporation and Joseph R. Wright, Jr., incorporated herein by reference to Exhibit 10.4 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
10.5	Form of Executive Change in Control Severance Agreement, incorporated herein by reference to Exhibit 10.83 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2002
10.6
Form of Amended and Restated Stock Option Agreement, initially dated August 20, 2004 and amended and restated as of October 29, 2004, incorporated herein by reference to Exhibit 10.24 of the PanAmSat Holding Corporation Registration Statement on Form S-1/A filed on March 14, 2005, registration number 333-121463

10.7
Amended and Restated Registration Rights Agreement, initially dated as of August 20, 2004 and amended and restated as of October 14, 2004, among PanAmSat Holding Corporation, Constellation, LLC, Carlyle PanAmSat I, L.L.C., Carlyle PanAmSat II, L.L.C., PEP PAS, LLC and PEOP PAS, LLC, incorporated herein by reference to Exhibit 10.7 of the PanAmSat Corporation Registration Statement on Form S-4 filed on November 19, 2004, registration number 333-120641
10.8
Form of Amended and Restated Management Stockholder's Agreement, initially dated August 20, 2004 and amended and restated as of October 29, 2004, incorporated herein by reference to Exhibit 10.9 of the PanAmSat Corporation Registration Statement on Form S-4 filed on November 19, 2004, registration number 333-120641
10.9
Form of Amended and Restated Sale Participation Agreement, initially dated August 20, 2004 and amended and restated as of October 29, 2004, incorporated herein by reference to Exhibit 10.10 of the PanAmSat Corporation Registration Statement on Form S-4 filed on November 19, 2004, registration number 333-120641
10.10	Form of Rollover Agreement, dated August 20, 2004, incorporated herein by reference to Exhibit 10.10 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
10.14
Amendment to the PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan, incorporated herein by reference to Exhibit 10.14 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
10.15
Amendment No. 1 to the PanAmSat Corporation Supplemental Savings Plan, incorporated herein by reference to Exhibit 10.15 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
10.16
Amendment No. 1 to the PanAmSat Corporation Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.16 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
10.17
Amendment to the PanAmSat Corporation Annual Incentive Plan, incorporated herein by reference to Exhibit 10.17 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
10.18
Letter Agreement between PanAmSat Corporation and James Cuminale, dated August 20, 2004, incorporated herein by reference to Exhibit 10.18 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
10.19
Letter Agreement between PanAmSat Corporation and Michael Inglese, dated August 20, 2004, incorporated herein by reference to Exhibit 10.19 of PanAmSat Corporation's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2004
10.22
Fourth Amended and Restated PanAmSat Holding Corporation and Subsidiaries Long-Term Stock Incentive Plan Established in 1997, initially adopted by the stockholders of PanAmSat Corporation on May 4, 1998 and assumed by PanAmSat Holding Corporation on October 14, 2004, incorporated herein by reference to Exhibit 10.23 of the PanAmSat Holding Corporation Registration Statement on Form S-4 filed on December 17, 2004, registration number 333-121423

10.24
Form of Stock Option Agreement relating to the Second Amended and Restated 2004 Stock Option Plan for Key Employees of PanAmSat Corporation and its Employees, incorporated herein by reference to Exhibit 10.24 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A filed on March 15, 2005, registration number 333-121463
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 *
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 *

*
Filed herewith

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAMSAT HOLDING CORPORATION
May 16, 2005
/s/ MICHAEL J. INGLESE Michael J. Inglese Executive Vice President and Chief Financial Officer and a Duly Authorized Officer of the Company

QuickLinks

PANAMSAT HOLDING CORPORATION INDEX
WEBSITE ACCESS TO COMPANY'S REPORTS
PART I. FINANCIAL INFORMATION
PANAMSAT HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005 (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005 (IN THOUSANDS)
PANAMSAT HOLDING CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FSS Revenue by Service-Type
PANAMSAT HOLDING CORPORATION PART II—OTHER INFORMATION
SIGNATURE