Form 10-Q
period 2005-06-30
PanAmSat Holding CORP
filed 2005-08-09
CIK 1310897

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32456

PANAMSAT HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1728720 (I.R.S. Employer Identification No.)
20 Westport Road, Wilton, Connecticut (Address of principal executive offices)	06897 (Zip Code)
(203) 210-8000 (Registrant's telephone number, including area code)
Not Applicable (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of August 8, 2005, an aggregate of 122,598,093 shares of our common stock were outstanding.

PANAMSAT HOLDING CORPORATION

i

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

        This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words "may", "might", "should", "estimate", "project", "plan", "anticipate", "expect", "intend", "outlook", "believe" and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", under "Risk Factors" in our registration statement on Form S-1 (File No. 333-121463) filed with the Securities and Exchange Commission ("SEC"), as such registration statement became effective on March 16, 2005, and all of our other filings filed with the SEC from March 16, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

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

ii

  •
  our international operations and other uncertainties associated with doing business internationally;

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

iii

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PANAMSAT HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2005
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2004	June 30, 2005
REVENUES:
Operating leases, satellite services and other	$202,732	$210,345
Outright sales and sales-type leases	4,093	3,507

Total revenues	206,825	213,852

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	—	(1,450)
Depreciation and amortization	71,312	67,165
Direct operating costs (exclusive of depreciation and amortization)	40,167	33,891
Selling, general and administrative expenses	49,756	20,307
Loss on undesignated interest rate swap	—	18,637
Facilities restructuring and severance costs	573	416
Transaction-related costs	500	—

Total operating costs and expenses	162,308	138,966

INCOME FROM OPERATIONS	44,517	74,886
INTEREST EXPENSE - Net	33,623	101,626

INCOME (LOSS) BEFORE INCOME TAXES	10,894	(26,740)
INCOME TAX EXPENSE	228	5,434

NET INCOME (LOSS)	$10,666	$(32,174)

NET INCOME (LOSS) PER SHARE—Basic and Diluted	$0.02	$(0.26)

See notes to condensed consolidated financial statements.

PANAMSAT HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2005
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2004	June 30, 2005
REVENUES:
Operating leases, satellite services and other	$403,897	$415,546
Outright sales and sales-type leases	8,358	7,114

Total revenues	412,255	422,660

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	—	(4,303)
Depreciation and amortization	146,647	136,930
Direct operating costs (exclusive of depreciation and amortization)	79,835	68,838
Selling, general and administrative expenses	67,305	39,061
Loss on undesignated interest rate swap	—	18,637
Sponsor management fees	—	10,444
Loss on termination of sales-type lease	—	2,307
Transaction-related costs	500	—
Facilities restructuring and severance costs	2,428	3,765
Satellite impairment loss	99,946	—

Total operating costs and expenses	396,661	275,679

INCOME FROM OPERATIONS	15,594	146,981
INTEREST EXPENSE - Net	64,709	177,152

LOSS BEFORE INCOME TAXES	(49,115)	(30,171)
INCOME TAX EXPENSE (BENEFIT)	(27,852)	902

NET LOSS	$(21,263)	$(31,073)

NET LOSS PER SHARE—Basic and Diluted	$(0.05)	$(0.31)

See notes to condensed consolidated financial statements.

PANAMSAT HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2004	June 30, 2005
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,982	$119,490
Accounts receivable - net	69,380	61,586
Net investment in sales-type leases	24,776	18,735
Prepaid expenses and other current assets	26,595	24,715
Deferred income taxes	7,817	7,817
Assets held for sale	3,300	—

Total current assets	170,850	232,343
SATELLITES AND OTHER PROPERTY AND EQUIPMENT - Net	1,955,664	1,906,831
NET INVESTMENT IN SALES-TYPE LEASES	74,990	67,452
GOODWILL	2,244,131	2,244,131
DEFERRED CHARGES AND OTHER ASSETS - Net	326,296	298,030

TOTAL ASSETS	$4,771,931	$4,748,787

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$69,456	$88,248
Current portion of long-term debt	4,100	12,400
Current portion of satellite incentive obligations	13,148	12,260
Accrued interest payable	45,589	36,079
Dividends payable	—	47,507
Deferred gains and revenues	26,618	17,977

Total current liabilities	158,911	214,471
LONG-TERM DEBT	3,859,038	3,192,073
DEFERRED INCOME TAXES	31,779	31,188
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	271,100	285,636

TOTAL LIABILITIES	4,320,828	3,723,368

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock; 0 shares and 50,000,000 shares authorized at December 31, 2004 and June 30, 2005, respectively, and 0 shares outstanding at both December 31, 2004 and June 30, 2005	—	—
Common stock $0.01 par value; 131,697,822 and 400,000,000 shares authorized, at December 31, 2004 and June 30, 2005, respectively, and 72,580,647 and 122,598,093 shares outstanding at December 31, 2004 and June 30, 2005, respectively	726	1,226
Additional paid-in-capital	131,690	991,131
Retained earnings	320,883	37,026
Accumulated other comprehensive income (loss)	1,222	(293)
Other stockholders' equity	(3,418)	(3,671)

TOTAL STOCKHOLDERS' EQUITY	451,103	1,025,419

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,771,931	$4,748,787

See notes to condensed consolidated financial statements.

PANAMSAT HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(IN THOUSANDS, EXCEPT SHARE DATA)

					Accumulated Other Comprehensive Income (Loss), net of tax
	Common Stock
			Additional Paid-In Capital	Retained Earnings		Other Stockholders' Equity		Comprehensive Income (Loss)
	Shares	Amount					Total
BALANCE, JANUARY 1, 2005	72,580,647	$726	$131,690	$320,883	$1,222	$(3,418)	$451,103
Fractional share payment—reverse stock split	(24)	—	—	—	—	—	—
Additional issuances of common stock—initial public offering	50,000,000	500	899,500	—	—	—	900,000
Foreign currency translation adjustment	—	—	—	—	253	—	253	$253
Unrealized loss on interest rate hedge	—	—	—	—	(1,768)	—	(1,768)	(1,768)
Transaction costs capitalized to equity	—	—	(40,923)	—	—	—	(40,923)	—
Stock compensation	—	—	514	—	—	—	514	—
Issuance of restricted shares	17,470	—	350	—	—	(350)	—	—
Amortization of deferred compensation	—	—	—	—	—	97	97	—
Dividends to stockholders	—	—	—	(252,784)	—	—	(252,784)	—
Net loss	—	—	—	(31,073)	—	—	(31,073)	(31,073)

BALANCE, JUNE 30, 2005	122,598,093	$1,226	$991,131	$37,026	$(293)	$(3,671)	$1,025,419	$(32,588)

Other Stockholders' Equity:

	January 1, 2005	June 30, 2005
Excess of purchase price over historical cost basis of net assets acquired	$(3,418)	$(3,418)
Deferred compensation, net	—	(253)

TOTAL OTHER STOCKHOLDERS' EQUITY	$(3,418)	$(3,671)

See notes to condensed consolidated financial statements.

PANAMSAT HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2005
(IN THOUSANDS)

	June 30, 2004	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,263)	$(31,073)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	146,647	136,930
Deferred income taxes	(30,528)	736
Amortization of debt issuance costs and other deferred charges	3,962	10,063
Loss on undesignated interest rate swap	—	18,637
Accretion on senior discount notes	—	13,235
Provision for uncollectible receivables	30,456	33
Loss on early extinguishment of debt	5,455	24,161
Satellite impairment loss	99,946	—
Facilities restructuring and severance costs	2,021	3,765
Reversal of sales-type lease liabilities	—	(4,303)
Loss on termination of sales-type lease	—	2,307
Other non-cash items	(3,208)	(1,052)
Changes in assets and liabilities:
Collections on investments in sales-type leases	12,427	13,219
Operating leases and other receivables	(1,183)	7,145
Prepaid expenses and other assets	(4,517)	4,083
Accounts payable and accrued liabilities	(22,308)	(22,095)
Deferred gains and revenues	4,352	(8,641)

NET CASH PROVIDED BY OPERATING ACTIVITIES	222,259	167,150

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(83,886)	(65,802)
Insurance proceeds from satellite recoveries	286,915	—
Net sales of short-term investments	170,659	—
Proceeds from sale of teleport	—	3,161
Acquisitions, net of cash acquired	(522)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	373,166	(62,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock—initial public offering	—	900,000
Repayments of long-term debt	(350,000)	(671,900)
Dividends to stockholders	—	(205,278)
Capitalized costs of initial public offering	—	(40,923)
Capitalized debt issuance costs	—	(725)
New incentive obligations	16,250	—
Repayments of incentive obligations	(6,818)	(6,441)
Other equity related transactions	3,493	19

NET CASH USED IN FINANCING ACTIVITIES	(337,075)	(25,248)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(136)	1,247

NET INCREASE IN CASH AND CASH EQUIVALENTS	258,214	80,508
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	176,087	38,982

CASH AND CASH EQUIVALENTS, END OF PERIOD	$434,301	$119,490

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received for interest	$4,752	$1,510

Cash paid for interest	$64,882	$151,828

Cash received for taxes	$109	$65

Cash paid for taxes	$1,833	$6,007

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

        These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that management considers necessary to present fairly the financial position as of June 30, 2005, results of operations for the three and six months ended June 30, 2004 and 2005 and cash flows for the six months ended June 30, 2004 and 2005. Certain prior period amounts have been reclassified to conform to the current period's presentation. Operating results for the three and six months ended June 30, 2004 and 2005 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our audited financial statements for the year ended December 31, 2004 included in our registration statement on Form S-1 (File No. 333-121463) filed with the SEC, as such registration statement became effective on March 16, 2005, and all of our other filings filed with the SEC from March 16, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

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

        On September 22, 2004, Holdco was formed by the then existing stockholders of PanAmSat. On October 8, 2004, all of PanAmSat's outstanding common stock held by its then existing stockholders was contributed to Holdco in exchange for an equal number of shares of Holdco common stock, par value $.01 per share. As a result of and immediately following that contribution, PanAmSat's then existing stockholders owned Holdco in equal proportion to their prior ownership interest in PanAmSat, and PanAmSat became a wholly-owned subsidiary of Holdco.

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

(2)    Initial Public Offering

        On March 22, 2005, we consummated an initial public offering of 50 million shares of our common stock and used the net proceeds to make an equity contribution to PanAmSat of approximately $658.4 million and to pay a $200 million dividend to our then pre-existing stockholders. PanAmSat used this equity contribution to repay approximately $265.0 million of the borrowings under its Term Loan A

Facility and on April 1, 2005, it redeemed $353.5 million, or 35%, of its 9% senior notes and paid a redemption premium of $31.8 million to holders of those notes. In connection with and contingent upon our initial public offering, PanAmSat's senior secured credit facilities were amended to, among other things:

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

(3)    Dividend Policy

        Our board of directors adopted a dividend policy that became effective upon the closing of our initial public offering. Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders. On March 21, 2005 our board of directors declared a partial quarterly dividend for the period from March 22, 2005 to March 31, 2005 in the amount of $0.043056 per share, or an aggregate of approximately $5.28 million, which was paid on April 15, 2005, to stockholders of record as of March 31, 2005. On June 20, 2005 our board of directors declared a quarterly dividend for the period from April 1, 2005 to June 30, 2005 in the amount of $0.3875 per share, or an aggregate of approximately $47.5 million, which was paid on July 15, 2005, to stockholders of record as of June 30, 2005.

(4)    Stock Split, Reverse Stock Split and Amended and Restated Certificate of Incorporation

        In connection with the Recapitalization, on August 20, 2004, PanAmSat's board of directors effected an approximately 4.37 for 1 stock split of PanAmSat's common stock. In addition, on March 1, 2005, we amended and restated our certificate of incorporation to (i) effect a reverse stock split of our outstanding shares of common stock on a one for 1.518628 basis and (ii) increase the number of authorized shares from 200 million to 450 million, consisting of 400 million shares of common stock and 50 million shares of preferred stock. The amended and restated certificate of incorporation provides that our board of directors is authorized to provide for one or more series of preferred stock and fix the number of shares, voting power, preferences and other special rights in each series. No such series of preferred stock has been designated and no shares of preferred stock have been issued. All share and per share amounts, as well as the par value amount and additional paid in capital amount related to these shares within these condensed consolidated financial statements, have been restated to give retroactive effect to the stock split and the reverse stock split.

(5)    Long-Term Debt

        With a portion of the proceeds from our initial public offering, we made an equity contribution to PanAmSat of approximately $658.4 million, which PanAmSat used to repay approximately $265.0 million of the borrowings under its Term Loan A Facility on March 22, 2005, redeem $353.5 million, or 35%, of its 9% senior notes and pay a redemption premium of $31.8 million to holders of these notes on April 1, 2005. In addition, PanAmSat also repaid an additional $25.0 million of the Term Loan A facility with cash on hand on March 22, 2005. On June 17, 2005 PanAmSat made a voluntary prepayment of $28.4 million under its Term Loan A facility from available cash on hand.

        During the six months ended June 30, 2005, we recorded non-cash charges totaling approximately $24.2 million for unamortized debt issuance costs written off as a result of the $353.5 redemption of PanAmSat's 9% senior notes in April 2005 and the $318.4 million of voluntary debt repayments made on PanAmSat's Term Loan A facility during this period.

        As of December 31, 2004 and June 30, 2005, long-term debt consisted of the following (in thousands):

	December 31, 2004	June 30, 2005
6 3/8% Notes due 2008	$150,000	$150,000
8 1/2% Notes due 2012	1,190	1,190
6 7/8% Notes due 2028	125,000	125,000
Transaction Related Financing:
Revolving Credit Facility	—	—
Term Loan A due 2009	674,310	355,910
Term Loan B / Term Loan B-1 due 2011	1,647,500	1,647,500
9% Senior Notes due 2014	1,010,000	656,500
10 3/8% Senior Discount Notes due 2014	255,138	268,373

	3,863,138	3,204,473
Less: current maturities	4,100	12,400

Total Long-Term Debt	$3,859,038	$3,192,073

        At June 30, 2005, we had total debt outstanding of approximately $3.2 billion, including current maturities of $12.4 million related to our Term Loan B-1 facility due 2011.

        On October 19, 2004, pursuant to Rule 144A under the Securities Act of 1933, as amended, Holdco issued $416.0 million aggregate principal amount at maturity of its 10 3/8% senior discount notes due 2014. All of the proceeds of that offering, less discounts, commissions and expenses, or approximately $245.8 million, were paid on October 19, 2004 as a dividend to our stockholders. On May 31, 2005, we exchanged all the outstanding notes for an equal amount of 10 3/8% senior discount notes due 2014, or Senior Discount Notes, which are registered under the Securities Act of 1933 and which have substantially similar terms. The Senior Discount Notes accrete at the rate of 10 3/8% per annum, compounded semi-annually to, but not including, November 1, 2009. From and after November 1, 2009, cash interest on the Senior Discount Notes will accrue at the rate of 10 3/8% per annum, and will be payable semiannually in arrears on May 1 and November 1 of each year, commencing on May 1, 2010, until maturity. As of June 30, 2005, the accreted balance of approximately $268.4 million was outstanding in relation to these notes.

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

        Concurrent with the completion of our initial public offering, we amended PanAmSat's senior secured credit facilities. Borrowings under PanAmSat's senior secured credit facilities bear interest at the borrower's option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin, and are subject to adjustment based on a pricing grid.

        PanAmSat's senior secured credit facilities are comprised of a $250.0 million revolving credit facility, which will terminate in August 2009, the $800.0 million Term Loan A Facility, which matures in August 2009, and the $1,647.5 million Term Loan B-1 Facility, which matures in August 2011. At June 30, 2005, the interest rates on the Term Loan A Facility and Term Loan B-1 Facility were 1 month LIBOR of 3.24% plus 1.75% and 3 month LIBOR of 3.40% plus 2.25%, respectively, and the revolving credit facility was undrawn. These rates are subject to change based upon our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of June 30, 2005 on an annual basis was 0.25%. As of June 30, 2005 we had outstanding letters of credit totaling $43.2 million. Outstanding letters of credit reduce our ability to borrow against the revolving credit facility by an equivalent amount. Any amounts borrowed under the revolving credit facility would bear interest at 1 month LIBOR plus 1.75% as of June 30, 2005, although this interest rate is subject to adjustment based on our total leverage ratio.

        Obligations under the senior secured credit facilities are, or will be, as the case may be, unconditionally and irrevocably guaranteed jointly and severally by PanAmSat's current and future domestic subsidiaries and are secured by substantially all of PanAmSat's assets and substantially all of the assets of each of its current and future domestic subsidiaries.

        The 9% senior notes require interest payments to be made semi-annually, mature on August 15, 2014, are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of PanAmSat's existing and certain subsequently acquired or organized domestic restricted subsidiaries.

        As of June 30, 2005, PanAmSat had outstanding 10 and 30-year fixed rate notes totaling $275.0 million which were issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of June 30, 2005, are $150.0 million at 6.375% due 2008 and $125.0 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

        As of June 30, 2005, PanAmSat also had outstanding $1.2 million of its 8 1/2% senior notes due 2012. These notes are unsecured, and are unconditionally guaranteed by each of PanAmSat's existing domestic restricted subsidiaries.

        We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of June 30, 2005, we were in compliance with all such covenants.

(6)    Interest Rate Swap Agreements

        In accordance with the agreement governing PanAmSat's old senior secured credit facilities that were repaid in 2004, PanAmSat is party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. If the counterparty fails to meet the terms of the interest rate swap agreement, PanAmSat's exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate non-performance by the counterparty. The fair value of the interest rate swap agreement is the estimated amount that PanAmSat would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The fair value of the outstanding interest rate swap agreement as of June 30, 2005, based upon quoted market prices from the counterparty, reflected a short-term asset of approximately $46 thousand. In June of 2004, in connection with the repayment of the term loan B-1 facility of PanAmSat's old credit facility, PanAmSat's cash flow hedge became undesignated and therefore changes in the fair value of the interest rate swap have been recorded within our consolidated statement of operations from that time.

        On March 14, 2005, PanAmSat entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million on March 14, 2008 until expiration on March 15, 2010. In relation to this swap agreement, PanAmSat exchanged its floating-rate obligation on $1.25 billion of its Term Loan B-1 facility for a fixed-rate obligation, subject to scheduled rate increases based on the LIBOR rate used. The counterparties to this agreement are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, PanAmSat's exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate non-performance by the counterparties.

        The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The fair value of the outstanding interest rate swap agreement as of June 30, 2005, based upon quoted market prices from the counterparties, reflected a long-term liability of approximately $22.1 million. Through May 24, 2005, the interest rate swap was undesignated and therefore changes in its fair value through May 24, 2005 have been recorded within operating costs and expenses in our consolidated statement of operations. As of May 25, 2005, the swap was considered a designated cash flow hedge and deemed effective, and therefore qualifies for hedge accounting treatment under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). At the end of each fiscal quarter, the Company must measure any ineffectiveness of the hedged transaction, and record this as an adjustment to interest expense in the consolidated statement of operations. Quarterly changes in the hedged asset or liability after May 24, 2005, representing effectiveness of the hedge, will be recorded within comprehensive income (loss) in our consolidated balance sheet and will be reclassified into interest expense in the period in which the hedge affects earnings. At June 30, 2005, $630 thousand of hedge ineffectiveness was recorded as additional interest expense.

        On the interest rate reset date of June 14, 2005, the interest rate which the counterparties will utilize on September 14, 2005 to compute interest due to PanAmSat was determined to be 3.40%. This will result in PanAmSat paying the counterparties approximately $473 thousand on September 14, 2005 (the difference between the rate PanAmSat must pay of 3.548% and the rate it will receive from the counterparties of 3.40%).

(7)    Stock-Based Compensation

        Effective January 1, 2003, we adopted the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock Based Compensation," prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", as revised by FASB Statement No. 123(R) "Share-Based Payment" ("SFAS No. 123R") issued in December 2004. Since December 31, 2004, we have issued the following awards (after giving effect to the August 20, 2004 stock split and the March 1, 2005 reverse stock split):

Outstanding At:	Employee Stock Options Granted	Deferred Stock Units Granted
December 31, 2004	5,043,816	202,213
2005 grants	26,339	—

June 30, 2005	5,070,155	202,213

        PanAmSat issued stock options to purchase its common stock to certain employees and directors subsequent to the Recapitalization. These stock options were assumed by Holdco on October 8, 2004. All in-the-money employee stock options and all restricted stock units granted prior to the Recapitalization were cashed out in the Recapitalization. All out-of-the-money stock options were cancelled without payment. Certain members of our management agreed not to have certain of their equity interests cashed out in the Recapitalization; existing options, restricted shares and restricted stock units granted to such individuals remain outstanding as options and deferred stock units.

        Employee stock options granted prior to the Recapitalization in August 2004 were scheduled to vest ratably over three years. The stock options granted after the Recapitalization vest over five to eight years. Portions of these awards vest over a five-year period based upon the passage of time and portions vest over an eight year period, which may be reduced if certain pre-established company operating performance targets are achieved. Compensation expense for these nonqualified stock options is based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value and the amount of compensation is charged to expense over the vesting period of the options. We recorded compensation expense related to our outstanding stock options of approximately $63 thousand and $263 thousand for the three months ended June 30, 2004 and 2005, respectively and $82 thousand and $514 thousand for the six months ended June 30, 2004 and 2005, respectively.

        Prior to the consummation of the Recapitalization, restricted stock units granted in 2003 and 2004 were scheduled to vest 50% on the second anniversary of the grant date and the remaining 50% on the third anniversary. Stock compensation expense was being recognized over the vesting period based on our stock price on the grant date. We recorded compensation expense related to the restricted stock units of approximately $0.7 million and $1.3 million during the three and six months ended June 30, 2004.

        In connection with, and as a result of, the Recapitalization, 202,213 deferred stock units were granted to certain of PanAmSat's employees. These deferred stock units were granted under PanAmSat's deferred compensation plan and are payable in our common stock. As of June 30, 2005, all of these deferred stock units were outstanding. We recorded compensation expense related to these deferred stock units of approximately $0.1 million and $0.6 million, respectively, during the three and six months ended June 30, 2005.

        The following table illustrates the effect on net income as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands):

	Three Months Ended:		Six Months Ended:
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Net income (loss), as reported	$10,666	$(32,174)	$(21,263)	$(31,073)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	449	217	892	736
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,766)	(217)	(3,301)	(736)

Pro forma net income (loss)	$9,349	$(32,174)	$(23,672)	$(31,073)

Net income (loss) per share:
Basic—as reported	$0.02	$(0.26)	$(0.05)	$(0.31)

Basic—pro forma	$0.02	$(0.26)	$(0.05)	$(0.31)

Diluted—as reported	$0.02	$(0.26)	$(0.05)	$(0.31)

Diluted—pro forma	$0.02	$(0.26)	$(0.05)	$(0.31)

        The pro forma amounts for compensation cost may not necessarily be indicative of the effects on operating results for future periods.

        On June 8, 2005, the Compensation Committee of our board of directors and that of PanAmSat approved a combined compensation program for non-employee directors. Costs of this compensation program are shared equally by us and PanAmSat. Non-employee directors are compensated $70,000 per term, $35,000 paid in cash, quarterly and as earned, and $35,000 paid in shares of our common stock, calculated using the closing price of our common stock on the day prior to the grant date.

        For the initial board term following the closing of the initial public offering of our common stock on March 22, 2005, the $35,000 in compensation paid in shares of our common stock was calculated as above and granted on the date the plan was approved. Accordingly, each non-employee director was granted 1,747 shares on June 8, 2005.

        In addition to compensation for service on our board, Audit Committee members are paid $7,500 per term, Compensation Committee members $5,000 per term, the Chairman of the board $100,000 per term, the Audit Committee Chairman $20,000 per term, and the Compensation Committee Chairman $10,000 per term, each payable quarterly in cash and as earned.

        Common stock issued to non-employee directors as compensation is not transferable until vested. The common stock granted on June 8, 2005, will vest on March 22, 2006. Subsequent issuances of common stock will vest one year after issuance. In the event a non-employee director's term ends prior to the vesting date, the shares will vest on a pro-rata basis based on the number of days served.

        During the three and six months ended June 30, 2005 we recorded expense of approximately $0.1 million and $0.2 million, respectively, related to this compensation program.

(8)    Facilities Restructuring and Severance Costs

        Facilities restructuring and severance costs were $0.6 million and $0.4 million for the three months ended June 30, 2004 and 2005, and $2.4 million and $3.8 million for the six months ended June 30, 2004 and 2005, respectively.

        In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan included the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead, Florida teleport was closed in 2003 and in June 2004 we closed our Spring Creek, New York teleport. Our Spring Creek teleport was sold on October 28, 2004. On June 3, 2005, we completed the sale of our Homestead teleport for approximately $3.2 million, net of associated selling costs. During the three months ended June 30, 2004 and 2005, we recorded charges of $0.5 million and $0, respectively, and during the six months ended June 30, 2004 and 2005 we recorded charges of $1.0 million and $2.5 million, respectively, related to this teleport consolidation plan, representing severance costs in 2004 and certain costs incurred in relation to equipment transferred to other locations in 2005.

        On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. In an effort to further streamline our operations, in the first quarter of 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. As a result, we recorded a non-cash charge of $1.4 million during the first quarter of 2004 reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach. We recorded a non-cash charge of approximately $0.4 million in the first quarter of 2005 in relation to increased future lease costs related to one of our idle facilities.

        In October 2003 and October 2004, our management approved plans to reduce our workforce by approximately 45 employees and 25 employees, respectively. During the three months ended June 30, 2004 and 2005, we recorded severance charges of $0 and $0.4 million, respectively, and during the six months ended June 30, 2004 and 2005, we recorded charges of $0 and $0.8 million, respectively, in relation to these plans. These severance costs were primarily related to employee compensation, benefits and outplacement services.

        The following table summarizes the recorded accruals and activity related to our teleport consolidation, facilities restructuring and severance charges during the six months ended June 30, 2005 (in millions):

	Facilities Restructuring	Teleport Consolidation	Severance Costs	Total
Balance as of January 1, 2005	$6.3	$0.3	$0.5	$7.1
Restructuring charges	0.5	2.5	0.8	3.8
Less: non-cash items	—	(2.5)	—	(2.5)
Less: net cash payments	(0.9)	(0.2)	(0.6)	(1.7)

Balance as of June 30, 2005	$5.9	$0.1	$0.7	$6.7

        We expect to pay the $0.8 million of liabilities related to our severance costs and teleport consolidation plans within the next year and we expect to pay the $5.9 million of liabilities related to our facilities restructuring plan over the next six years.

(9)    Interest Expense - Net

        Interest expense for the three months ended June 30, 2004 and 2005 is recorded net of capitalized interest of $1.9 million and $6.2 million, respectively and interest income of $3.2 million and $0.7 million, respectively. Interest expense for the six months ended June 30, 2004 and 2005 is recorded net of capitalized interest of $2.2 million and $11.0 million, respectively and interest income of $5.1 million and $1.3 million, respectively. Included in interest expense for the three and six months ended June 30, 2004 is the write-off of approximately $5.5 million of unamortized debt issuance costs related to the June 2004 prepayment under PanAmSat's old term loan B-1 facility of $349.1 million. Included in interest expense for the three and six months ended June 30, 2005 is approximately $46.5 million and $56.0 million, respectively, of unamortized debt issuance costs which were written-off as a result of the prepayment of $290.0 million on PanAmSat's senior secured credit facilities on March 22, 2005, the redemption of $353.3 million, or 35%, of PanAmSat's 9% senior notes on April 1, 2005, including a redemption premium of $31.8 million paid to the holders of these notes, and the voluntary prepayment of $28.4 million on June 17, 2005 under PanAmSat's Term Loan A facility from available cash on hand.

(10)    Commitments and Contingencies

Satellite Incentive Obligations

        Satellite contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction if the satellite fails to meet specific technical operating standards. Certain of our satellite construction contracts also provide that certain amounts paid by us during the construction phase are subject to refund (with interest) if the satellite fails to meet these technical operating standards. As of June 30, 2005, we had $104.4 million of liabilities recorded in relation to these satellite incentive obligations.

Satellite Commitments

        As of June 30, 2005, we had approximately $222.4 million of expenditures remaining under existing satellite construction contracts and $67.2 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of June 30, 2005, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

        In April 2004, we committed to construct a new satellite, Galaxy 16 and in February 2005, we entered into an agreement for the construction of Galaxy 18. These satellites, together with our Galaxy 17 satellite already under construction, will serve as replacements for Galaxy 4R, Galaxy 10R and Galaxy 11. The construction program contemplates the availability of one of these satellites as an on-ground backup against launch failure or substantial delay of either of the other two satellites. Construction of Galaxy 18 began in 2005 and we plan to launch this satellite in the second quarter of 2007.

        The manufacturer of Galaxy 16 and 18 is in the process of emerging from Chapter 11 bankruptcy. Both the Galaxy 16 and Galaxy 18 construction contracts have been approved by the bankruptcy court. Our agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. We also have a security interest in the satellites under construction by this manufacturer. In June 2005, we entered into launch agreements for these two satellites. Pursuant to these agreements, $65.8 million previously paid for the launch of Galaxy 8-iR will be applied to the launch of our Galaxy 16 satellite.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS-6B Ku-band satellite and the C-band portion of our PAS-3R satellite.

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

        As of June 30, 2005, we had in effect launch and in-orbit insurance policies covering four satellites in the aggregate amount of approximately $447.3 million. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $594.4 million. We had 19 uninsured satellites in orbit as of June 30, 2005. Our currently uninsured satellites are: PAS-4, which is used as a backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; Galaxy 1R, Galaxy 3R, and SBS-6, which are approaching the ends of their useful lives; Galaxy 4R, Galaxy 10R, Galaxy 11 and PAS-1R, for which we received insurance proceeds for partial losses; PAS-2, PAS-3R, PAS-6B, PAS-8, Galaxy 9 and Galaxy 12, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3, HGS-5 and Leasat, which have an aggregate book value of approximately $0.5 million. Our Galaxy 9 satellite currently serves as an in-orbit backup for the C-band portions of Galaxy 1R, Galaxy 3C, Galaxy 4R, Galaxy 10R, Galaxy 11 and Galaxy 13/ Horizons 1. The C-band portion of the satellites that are currently covered by C-band in-orbit backups had an aggregate net book value of approximately $241.2 million as of June 30, 2005.

        Of the insured satellites, as of June 30, 2005, two were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, or Significant Exclusion Policies. The exclusions reduce the probability of an insurance recovery in the event of a loss on these satellites. One of the satellites, PAS-9, has operational redundancies available for the systems on which exclusions have been imposed. We believe that this redundancy allows for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The second satellite, Galaxy 13/ Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have fully redundant XIPS as its primary propulsion system. Certain enhancements have been made to the XIPS on this satellite to make the systems more robust. In addition, Galaxy 13/Horizons 1 has available backup bi-propellant of approximately 11.6 years.

        At June 30, 2005, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1.05 billion. Of this amount, $798.5 million related to uninsured satellites and $247.2 million related to satellites insured by Significant Exclusion Policies.

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

Operating Leases

        We have commitments for operating leases primarily relating to our executive office facilities in Wilton, Connecticut and other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of June 30, 2005, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income aggregated $29.0 million.

Customer and Vendor Obligations

        We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us. As of June 30, 2005, we had commitments to provide equipment, services and other support under these customer contracts, which aggregated approximately $38.9 million.

        In July 2005, PanAmSat signed an agreement with a customer in which PanAmSat is a subcontractor and the customer is the prime contractor to its end user customer. In exchange for

PanAmSat's engagement as a subcontractor on this project, PanAmSat has agreed to guarantee the prime contractor's $8.8 million performance bond.

        We have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of June 30, 2005, we have commitments under these vendor contracts which aggregated approximately $51.6 million related to the provision of equipment, services and other support.

Change-in-Control Obligations

        Certain of our senior executives are party to change-in-control severance agreements which provide for payment of severance and other benefits in the event of an involuntary termination of the executive's employment (as defined in such agreements) within three years after a change in control. The requisite changes of control required under these agreements have occurred and these agreements will apply if an involuntary termination of an executive occurs during the periods specified by the agreements. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be up to $10.9 million (net of tax benefits of $6.3 million).

        In addition, our Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within two years following, a change in control.

        As more fully described in Note 7 "Stock Based Compensation", PanAmSat and Holdco granted stock options to certain employees subsequent to the Recapitalization. The options granted by PanAmSat were assumed by us in October 2004. In addition, certain employees also acquired common stock of Holdco. The vesting of the stock options accelerates in the event of certain changes in control of Holdco. Pursuant to contractual obligations, we could be obligated to make payments for vested options and to repurchase shares held by certain employees in the event of the death or qualifying disability of any such employee. In all other circumstances, we have the right, but not the obligation, to call the common stock held by employees and, therefore, no contingent obligation would exist for us.

Foreign Withholding Taxes

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. For the Indian tax year ended March 31, 1997, the Indian government has assessed approximately $9.3 million, including interest, against one of our subsidiaries. This assessment is being appealed to the Income Tax Appeals Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $41.6 million in the aggregate against us, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). The Indian government has since assessed tax and interest for the tax year ended March 31, 2002 of approximately $6.2 million. The total amount assessed for all periods is approximately $57.1 million. We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of approximately $43.2 million. To date, we have paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

(11)    Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization

Transactions with The DIRECTV Group and its Affiliates

        Until the consummation of the Recapitalization on August 20, 2004, The DIRECTV Group and its affiliates were related parties of ours.

        In relation to the tax separation agreement we entered into with The DIRECTV Group as part of the Recapitalization, we have recorded an $81.7 million receivable related to foreign withholding tax claims made against us by the Indian government, the related payments made to date by us on those claims, and for certain other foreign and domestic tax claims against us and tax payments made by us.

        We provide satellite capacity, telemetry, tracking and control, or TT&C, and other related services and facilities to several subsidiaries of The DIRECTV Group and purchase certain services and equipment from a subsidiary of The DIRECTV Group. Additionally, for the period prior to the consummation of the Recapitalization, we reimbursed The DIRECTV Group for the allocated costs of certain jointly incurred expense items, principally relating to administrative and other expenses. Revenues derived from The DIRECTV Group and its affiliates were $33.3 million and $63.8 million for the three and six months ended June 30, 2004, respectively, or 16.1% and 15.5% of our total revenues for the respective periods.

        In addition, The DIRECTV Group leases office space to us in Long Beach, California and land for our teleport in Castle Rock, Colorado, and permits the participation by us and our employees in certain discount programs. Prior to the Recapitalization, The DIRECTV Group provided general liability insurance and certain administrative services to us, including the provision of certain advisory and audit services. During the three and six months ended June 30, 2004, we incurred expenses related to such arrangements with The DIRECTV Group of approximately $0.4 and $1.0 million. In addition, during the three and six months ended June 30, 2004, we purchased services and equipment from the DIRECTV Group of approximately $0.9 million and $1.0 million, respectively.

Transactions with The News Corporation and its Affiliates (Other than The DIRECTV Group)

        Until the consummation of the Recapitalization on August 20, 2004, The News Corporation and its affiliates were related parties of ours.

        We are a party to agreements with The News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. Revenues derived from The News Corporation and its affiliates were $20.6 million and $41.0 million for the three and six months ended June 30, 2004, respectively, or 10.0% of our total revenues for both periods.

Effect of the Recapitalization

        As a result of the Recapitalization, effective August 20, 2004, The DIRECTV Group and The News Corporation were no longer related parties of ours and the Sponsors and their affiliates became related parties of ours.

Transactions with The Sponsors and Their Affiliates

        The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements for an aggregate consideration of $10.0 million. For the period from January 1, 2005 through March 22, 2005, we recorded approximately $10.4 million of expense for these management fees (including the termination payment). The annual advisory fee did not include, and the Sponsors may receive, additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Sponsors perform services above and beyond those previously called for by the agreements.

        During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.3 million and $0.5 million of expenses during the three and six months ended June 30, 2005, respectively, to Capstone Consulting, all of which was paid through June 30, 2005.

        Certain members of our board of directors whose services are compensated are principals of or are affiliated with the Sponsors.

        We provide satellite capacity, TT&C and other related services to affiliates of one of the Sponsors. Revenues for these services were $0.6 million and $1.2 million for the three and six months ended June 30, 2005, respectively. As of June 30, 2005, we had a customer receivable related to one of these affiliates of approximately $0.1 million.

        Included in our total contracted backlog of $4.68 billion as of June 30, 2005 is approximately $4.1 million of contracted backlog from these affiliates of the Sponsors. Contracted backlog represents future cash payments expected from customers under all long-term contractual agreements.

        During the three and six months ended June 30, 2005, we procured $0.1 million and $0.9 million, respectively, of insurance and insurance-related services from an affiliate of one of the Sponsors.

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

        The DIRECTV Group and The News Corporation, which are customers of our FSS segment, comprised approximately 16.2% and 12.2% respectively, of our total revenues for the three months ended June 30, 2005 and approximately 16.2% and 12.6%, respectively, of our total revenues for the six months ended June 30, 2005.

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

        Selected information for our operating segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Revenues:
FSS	$188,782	$198,448	$378,209	$392,317
G2	22,605	22,522	44,421	42,981
Eliminations	(4,562)	(7,118)	(10,375)	(12,638)

Total Revenues	$206,825	$213,852	$412,255	$422,660

Depreciation and Amortization Expense:
FSS	$70,970	$66,875	$145,867	$136,350
G2	342	290	780	580

Total Depreciation and Amortization Expense	$71,312	$67,165	$146,647	$136,930

Income from Operations:
FSS	$40,942	$72,126	$10,269	$141,618
G2	3,575	3,502	5,325	6,504
Parent	—	(742)	—	(1,141)

Total Income from Operations	$44,517	$74,886	$15,594	$146,981

Segment EBITDA:
FSS	$151,252	$163,316	$303,054	$323,365

G2	$3,917	$4,068	$6,105	$7,490

Capital Expenditures:
FSS	$62,202	$43,290	$83,886	$64,555
G2	—	465	—	1,247

Total Capital Expenditures	$62,202	$43,755	$83,886	$65,802

	December 31, 2004	June 30, 2005
Assets:
FSS	$4,736,428	$4,719,801
G2	39,531	38,538
Parent	707,386	1,346,235
Eliminations	(711,414)	(1,355,787)

Total Assets	$4,771,931	$4,748,787

        The following table sets forth a reconciliation of Income from operations to Segment EBITDA for our FSS operating segment and our G2 operating segment for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
FSS Operating Segment:
Reconciliation of income from operations to Segment EBITDA:
Income from operations	$40,942	$72,126	$10,269	$141,618
Depreciation and amortization	70,970	66,875	145,867	136,350

EBITDA	111,912	139,001	156,136	277,968
Adjustment of sales-type leases to operating leases(a)	6,313	6,677	12,403	13,210
Loss on termination of sales-type leases(b)	—	—	—	2,307
Satellite impairment(c)	—	—	99,946	—
Restructuring charges(d)	573	140	2,428	3,359
Reserves for long-term receivables(e)	28,146	(1,450)	28,146	(4,303)
Reversal of allowance for customer credits(f)	2,700	—	5,400	—
Transaction-related costs(g)	500	12	500	10,545
Loss on undesignated interest rate swap(h)	—	18,637	—	18,637
Other items(i)	1,108	299	(1,905)	1,642

Segment EBITDA	$151,252	$163,316	$303,054	$323,365

G2 Operating Segment:
Reconciliation of income from operations to Segment EBITDA:
Income from operations	$3,575	$3,502	$5,325	$6,504
Depreciation and amortization	342	290	780	580

EBITDA	3,917	3,792	6,105	7,084
Restructuring charges(d)	—	276	—	406

Segment EBITDA	$3,917	$4,068	$6,105	$7,490

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

(b)
For the six months ended June 30, 2005, loss on termination of sales-type leases represents the non-cash loss of $2.3 million incurred upon the conversion of one of our customer's sales-type lease agreements to an operating lease agreement in the first quarter of 2005.

(c)
For the six months ended June 30, 2004, satellite impairment represents the pre-tax impairment charge related to the anomalies experienced by our PAS-6 satellite during the first quarter of 2004, which resulted in this satellite being de-orbited on April 2, 2004.

(d)
Restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs. (See Note 8 "Facilities Restructuring and Severance Costs").

(e)
For the three and six months ended June 30, 2004, amount represents the pre-tax charge for long-term receivable balances due from a customer of $28.1 million which was recorded within our provision for uncollectible receivables. For the three months ended June 30, 2005, amount represents the reversal of approximately $1.5 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R satellite that are no longer insured. For the six months ended June 30, 2005, amount represents the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellites that are no longer insured. During the six months ended June 30, 2005, the insurance policies covering our Galaxy 4R and Galaxy 10R satellites expired and were not replaced and, as a result, these satellites and their related assets are no longer insured.

(f)
For the three and six months ended June 30, 2004, we recorded an allowance for customer credits related to receivables from a customer affiliated with The News Corporation, as collectibility was not reasonably assured. The adjustment represents the amount of revenues that would have been recognized had the allowance for customer credits not been recorded.

(g)
For the three and six months ended June 30, 2004, amount represents costs incurred in relation to the Recapitalization. These costs consisted of $0.5 million relating to proxy solicitation costs. For the three and six months ended June 30, 2005, amount represents (i) $10.0 million paid to the Sponsors on March 22, 2005 in relation to the termination of their respective management services agreement with us and (ii) non-capitalizable third party costs.

(h)
For the three and six months ended June 30, 2005, loss on undesignated interest rate swap represents changes in the fair value of the interest rate swap prior to the swap being designated as a hedge and qualifying for hedge accounting treatment.

(i)
For the three months ended June 30, 2004, other items consist of (i) $0.8 million of non-cash stock compensation expense, (ii) $0.1 million loss from an investment accounted for by the equity method and (iii) $0.2 million of transaction costs related to acquisitions not consummated. For the three months ended June 30, 2005, other items consist of (i) $0.1 million of expenses for management advisory services from the Sponsors, (ii) $0.1 million of non-cash stock compensation expense, (iii) $0.1 million of acquisition fees, and (iv) $0.2 million of loss from discontinued operations, offset by $0.1 million gain on disposal of fixed assets, and $0.1 million gain from an equity investment. For the six months ended June 30, 2004, other items consist of (i) $2.6 million of non-cash reserve adjustments and (ii) $1.4 million gain on the disposal of assets, partially offset by (x) $1.5 million of non-cash stock compensation expense, (y) $0.3 million loss from an investment accounted for by the equity method and (z) $0.3 million of transaction costs related to acquisitions not consummated. For the six months ended June 30, 2005, other items consist of (i) $0.5 million of expenses for management advisory services from the Sponsors, (ii) $0.1 million loss on disposal of fixed assets, (iii) $0.6 million of non-cash stock compensation expense, (iv) $0.4 million loss from discontinued operations and (v) $0.1 million of acquisition costs, less $0.1 million of gains on equity investment.

(13)    Short-Term Investments

        For all periods presented herein investments in auction rate certificates have been reclassified from cash and cash equivalents to short-term investments on the consolidated balance sheet. The reclassification was effected because the certificates had stated maturities beyond three months. The amounts of the investments in auction rate certificates as of December 31, 2003 and 2004 and June 30, 2004 and 2005 were $335.2 million, $0, $193.5 million and $0, respectively. The reclassification resulted in changes in the 2004 consolidated statement of cash flows within the net sales (purchases) of short-term investments and the cash and cash equivalents balances.

(14)    Earnings Per Share

        The following table sets forth the computation of net income (loss) per share for the three and six months ended June 30, 2004 and 2005 (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net income (loss)	$10,666	$(32,174)	$(21,263)	$(31,073)

Weighted Average number of common shares outstanding during the period	432,267,000	122,585,000	432,150,000	100,483,000
Add: common share equivalents	1,607,000	—	—	—

Total	433,874,000	122,585,000	432,150,000	100,483,000

Amounts per basic common share: Net income (loss)	$0.02	$(0.26)	$(0.05)	$(0.31)

Amounts per fully diluted common share: Net income (loss)	$0.02	$(0.26)	$(0.05)	$(0.31)

        For the six months ended June 30, 2004 options and restricted stock units on approximately 402,000 and 1,132,000 shares, respectively, of common stock were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive. For both the three and six months ended June 30, 2005, options and deferred stock units on approximately 2,500,000 and 202,000 shares, respectively, of common stock were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive.

(15)    New Accounting Pronouncements

        In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 replaces APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a material impact on our consolidated financial statements.

        On April 15, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R "Share-Based Payment". Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC's new rule requires companies to implement SFAS No. 123R at the beginning of their first fiscal year beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. This means that our financial statements must comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC's new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. The adoption of SFAS No. 123R will not have a material impact on our consolidated financial statements.

        On March 29, 2005, the SEC released Staff Accounting Bulletin No. 107 ("SAB No. 107"). SAB No. 107 provides an interpretation of SFAS No. 123R and its interaction with certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. The SAB provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS No. 123R. We have already adopted the fair value recognition provision of SFAS No. 123, effective January 1, 2003, on a prospective basis. Therefore, we have determined that the adoption of SAB 107 will not have an impact on our consolidated financial statements.

(16)    Subsequent Events

        On August 1, 2005, PanAmSat Corporation formed its second 50-50 joint venture with JSAT Corporation, or JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74 degrees west longitude. The joint venture is named Horizons-2. The satellite will support digital video, high-definition television (HDTV) and IP-based content distribution networks to broadband Internet and satellite news gathering services (SNG) in the United States. This Horizons-2 satellite will be constructed over the next two years and is expected to be in service by late 2007. The total investment in this joint venture is expected to be approximately $140 million, of which each of the joint venture partners is required to fund its 50% share beginning in early 2008.

        In July 2005, PanAmSat Corporation signed an agreement for the launch of our PAS-11 satellite in the first quarter of 2007. This contract brings the aggregate remaining capital expenditures on satellites under construction to approximately $320 million.

        In July 2005, PanAmSat Corporation signed an agreement with Alcatel, a French communications company, for the acquisition of multiple European orbital slots, as well as a satellite with European, Middle East, Africa and Asia coverage. The satellite to be acquired, formerly known as Europe*Star I, will be renamed PAS-12, and is capable of providing a broad range of enhanced services to European customers for program distribution, broadcast contribution and enterprise networking. The agreement provides for seller-provided insurance and purchase price installments contingent on the future performance of the satellite. This acquisition is scheduled to close in the third quarter of 2005, subject to regulatory approvals and other conditions, and is expected to be funded from cash on hand.

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

Management Overview

        On March 22, 2005, we consummated an initial public offering of 50 million shares of our common stock and used the net proceeds to make an equity contribution to PanAmSat of approximately $658.4 million and to pay a $200 million dividend to our then pre-existing stockholders. PanAmSat used this equity contribution to repay approximately $265.0 million of the borrowings under its Term Loan A Facility and on April 1, 2005, it redeemed $353.5 million, or 35%, of its 9% senior notes and paid a redemption premium of $31.8 million to holders of those notes.

        Our board of directors adopted a dividend policy that became effective upon the closing of our initial public offering which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders. Consistent with this dividend policy, on April 15, 2005, we paid a partial quarter dividend in the aggregate amount of approximately $5.28 million, and on July 15, 2005, we paid a full quarter dividend in the aggregate amount of approximately $47.5 million.

        On August 1, 2005, PanAmSat formed a 50-50 joint venture with JSAT that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74 degrees west longitude. The satellite will be constructed over the next two years and is expected to be in service by late 2007. The total investment in this joint venture is expected to be approximately $140 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008.

        In July 2005, PanAmSat signed an agreement for the purchase of multiple European orbital slots and a satellite with European, Middle East, Africa and Asia coverage. The agreement provides for seller-provided insurance and purchase price installments contingent on the future performance of the satellite. This acquisition is expected to close in the third quarter of 2005, subject to regulatory approvals and other conditions, and is expected to be funded from cash on hand.

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

Results of Operations—Three Months Ended June 30, 2004 and 2005

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2004	2005
	(In thousands, except per share data and percentages)
Revenues
Operating leases, satellite services and other	$202,732	$210,345	$7,613	3.8%
Outright sales and sales-type leases	4,093	3,507	(586)	(14.3)%

Total revenues	206,825	213,852	7,027	3.4%

Costs and expenses
Cost of outright sales and sales-type leases	—	(1,450)	(1,450)	—
Depreciation and amortization expense	71,312	67,165	(4,147)	(5.8)%
Direct operating costs (exclusive of depreciation and amortization)	40,167	33,891	(6,276)	(15.6)%
Selling, general and administrative expenses	49,756	20,307	(29,449)	(59.2)%
Loss on undesignated interest rate swap	—	18,637	18,637	—
Facilities restructuring and severance costs	573	416	(157)	(27.4)%
Transaction-related costs	500	—	(500)	(100.0)%

Total operating costs and expenses	162,308	138,966	(23,342)	(14.4)%

Income from operations	44,517	74,886	30,369	77.2%
Interest expense - net	33,623	101,626	68,003	202.3%

Income (loss) before income taxes	10,894	(26,740)	(37,634)	(345.5)%
Income tax expense	228	5,434	5,206	2283.3%

Net income (loss)	$10,666	$(32,174)	$(42,840)	(401.6)%

Net income (loss) per share—basic and diluted	$0.02	$(0.26)	$(0.28)	(1400.0)%

        Certain prior period FSS segment revenue amounts have been reclassified to different revenue service classifications to conform with the current period's presentation. In-orbit back-up service revenues and TT&C services revenues, which were classified within other services revenues during the second quarter of 2004, have been reclassified to video services revenues and network services revenues based upon the nature of the related customers' services. Additionally, consulting/technical services revenues, which were also classified within other services revenues during the second quarter of 2004, have been reclassified to its own service classification. See explanations of changes in FSS segment revenue classifications within "FSS Segment—FSS Revenue By Service-Type" below.

        Total Revenues—The increase in total revenues was primarily attributable to higher video services revenues of $12.4 million, higher consulting/technical services revenues of $2.2 million, offset partially by a $7.5 million reduction in network services revenues as compared to 2004. (See "Operating Segments" below).

        Cost of Outright Sales and Sales-Type Leases—The decrease in cost of sales-type leases during the three months ended June 30, 2005 was due to the reversal of approximately $1.5 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R satellite that are no longer insured. In April 2005, the insurance policy covering our Galaxy 4R satellite expired and was not replaced and, as a result, this satellite and its related assets are no longer insured.

        Depreciation and Amortization Expense—The decrease in depreciation and amortization is due primarily to the following:

  •
  lower depreciation of $7.0 million on our Galaxy 3R satellite, which was fully depreciated in January 2005;

  •
  lower depreciation of $1.3 million on our Galaxy 5 satellite, which was de-orbited during the last six months; and

  •
  lower non-satellite depreciation of $2.8 million, resulting primarily from reduced non-satellite capital expenditures over the last twelve months and lower depreciation of property, plant and equipment which was written-off during the last twelve months.

        These decreases were partially offset by higher depreciation of $7.0 million resulting from reduced end of life estimates for our Galaxy 10R, Galaxy 11, PAS-1R and PAS-9 satellites.

        Direct Operating Costs (exclusive of depreciation and amortization)—The decrease in total direct operating costs, as compared to the second quarter of 2004, is due primarily to lower in-orbit insurance costs of $1.6 million as a result of reduced or expired satellite insurance policies since the first quarter of 2004, reduced engineering and operations costs of approximately $2.4 million resulting from reduced headcount/operational efficiencies obtained since the second quarter of 2004 and a decrease in G2 direct operating costs of approximately $2.8 million as compared to the second quarter of 2004. The decrease in G2 operating costs was due primarily to a shift in the composition of G2 revenues to services/products with higher margins during the second quarter of 2005, as compared to the same period in 2004. (See "Operating Segments" below).

        Selling, General & Administrative Expenses—The decrease in selling, general and administrative expenses was primarily due to significant bad debt expense recorded during the second quarter of 2004 in relation the termination of a customer lease agreement. In July of 2004, we terminated our transponder lease agreements with this customer due to non-payment of the customer's obligations to us through June 30, 2004. As a result, in the second quarter of 2004 we recorded a pre-tax charge of approximately $29.6 million related to the current and long-term receivable balances due from this customer, which was recorded within our provision for uncollectible receivables.

        Loss on Undesignated Interest Rate Swap—On March 14, 2005, PanAmSat entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million on March 14, 2008 until expiration on March 14, 2010. From March 14, 2005 through May 24, 2005, the interest rate swap was undesignated and therefore changes in its fair value of approximately $18.6 million through May 24, 2005 were recorded within operating costs and expenses in our consolidated statement of operations. (See "—Interest Rate Swap Agreements" below).

        Facilities Restructuring and Severance Costs—Facilities restructuring and severance costs decreased $0.2 million during the three months ended June 30, 2005, as compared to the same period in 2004. (See "—Liquidity and Capital Resources—Facilities Restructuring and Severance Costs" below).

        Transaction-related Costs—The decrease is due to costs incurred during the second quarter 2004 in relation to the Recapitalization. These costs consisted of $0.5 million related to proxy solicitation costs.

        Income from Operations—The increase in income from operations of $30.4 million was primarily due to the $29.6 million charge recorded during the three months ended June 30, 2004 described above.

        Interest Expense - Net—Interest expense - net consisted of the following (in thousands):

	Three Months Ended June 30,
			Dollar Change
	2004	2005
Gross interest expense	$38,757	$108,607	$69,850
Less: Interest income	3,206	738	(2,468)
Less: Capitalized interest	1,928	6,243	4,315

Total interest expense, net	$33,623	$101,626	$68,003

        Interest expense - net increased primarily as a result of:

  •
  approximately $28.4 million of additional interest expense after the Recapitalization. The Recapitalization resulted in additional incremental indebtedness for us at higher average interest rates (See "—Liquidity and Capital Resources—Long-term Debt" below);

  •
  approximately $46.5 million of debt extinguishment costs recorded in the second quarter of 2005, as compared with $5.5 million of such costs recorded during the same period in 2004 in relation to the prepayment of PanAmSat's old term B-1 facility in the second quarter of 2004. The debt extinguishment costs recorded during the second quarter of 2005 included a $31.8 million premium paid in relation to the redemption of 35% of PanAmSat's 9% senior notes, $13.8 million of debt issuance costs written-off in relation to this redemption and $0.9 million of debt issuance costs written-off in relation to the voluntary prepayment of $28.4 million under PanAmSat's Term Loan A facility from available cash on hand during this period; and

  •
  lower interest income of $2.5 million, due primarily to lower cash balances maintained during the second quarter of 2005, as compared to the same period in 2004.

        These increases were partially offset by higher capitalized interest expense of $4.3 million during the second quarter of 2005 as a result of higher satellite construction in progress balances and higher interest rates, as compared to the second quarter of 2004.

        Income Tax Expense—The increase in income tax expense from 2004 was primarily due to the change in the effective income tax rates in effect for the quarter. After excluding the impact on income tax expense of first quarter discrete items, all other items of income and expense for the first six months of 2005 were tax affected at an effective tax rate of (18.6) percent compared to an effective rate as of June 30, 2004 of 17.2 percent. The negative effective tax rate is the result of lower earnings before taxes in 2005 that are primarily attributable to higher interest costs in 2005, combined with the effect of the extraterritorial income exclusion benefit recorded by the company in both years. The application of the negative full-year effective rate to the pre-tax book loss results in the recording of income tax expense for the quarter.

Results of Operations—Six Months Ended June 30, 2004 and 2005

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2004	2005
	(In thousands, except per share data and percentages)
Revenues
Operating leases, satellite services and other	$403,897	$415,546	$11,649	2.9%
Outright sales and sales-type leases	8,358	7,114	(1,244)	(14.9)%

Total revenues	412,255	422,660	10,405	2.5%

Costs and expenses
Cost of outright sales and sales-type leases	—	(4,303)	(4,303)	—
Depreciation and amortization expense	146,647	136,930	(9,717)	(6.6)%
Direct operating costs (exclusive of depreciation and amortization)	79,835	68,838	(10,997)	(13.8)%
Selling, general and administrative expenses	67,305	39,061	(28,244)	(42.0)%
Loss on undesignated interest rate swap	—	18,637	18,637	—
Sponsor management fees	—	10,444	10,444	—
Loss on termination of sales-type leases	—	2,307	2,307	—
Transaction-related costs	500	—	(500)	(100.0)%
Facilities restructuring and severance costs	2,428	3,765	1,337	55.1%
Satellite impairment loss	99,946	—	(99,946)	(100.0)%

Total operating costs and expenses	396,661	275,679	(120,982)	(30.5)%

Income from operations	15,594	146,981	131,387	842.5%
Interest expense - net	64,709	177,152	112,443	173.8%

Loss before income taxes	(49,115)	(30,171)	18,944	38.6%
Income tax expense (benefit)	(27,852)	902	28,754	103.2%

Net loss	$(21,263)	$(31,073)	$(9,810)	(46.1)%

Net loss per share—basic and diluted	$(0.05)	$(0.31)	$(0.26)	(520.0)%

        Certain prior period FSS segment revenue amounts have been reclassified to different revenue service classifications to conform with the current period's presentation. In-orbit back-up service revenues and TT&C services revenues, which were classified within other services revenues during the first six months of 2004, have been reclassified to video services revenues and network services revenues based upon the nature of the related customers' services. Additionally, consulting/technical services revenues, which were also classified within other services revenues during the first six months of 2004, have been reclassified to its own service classification. See explanations of changes in FSS segment revenue classifications within "FSS Segment—FSS Revenue By Service-Type" below.

        Total Revenues—The increase in total revenues was primarily attributable to higher video services revenues of $21.5 million and higher consulting/technical services revenues of $1.9 million, offset partially by an $11.5 million reduction in network services revenues and a reduction in government services revenues of $1.4 million, as compared to 2004. (See "Operating Segments" below).

        Cost of Outright Sales and Sales-Type Leases—The decrease in cost of sales-type leases during the six months ended June 30, 2005 was due to the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellites that are no longer insured. These insurance policies expired during the six months ended June 30, 2005, were not replaced and, as a result, these satellites and their related assets are no longer insured.

        Depreciation and Amortization Expense—The decrease in depreciation and amortization is due primarily to the following:

  •
  lower depreciation of $11.9 million on our Galaxy 3R satellite, which was fully depreciated in January 2005;

  •
  lower depreciation of $4.7 million on our Galaxy 5 and PAS-6 satellites, which were de-orbited during the last fifteen months;

  •
  lower non-satellite depreciation of $6.2 million, resulting primarily from lower depreciation of capitalized software which became fully depreciated during 2004, property, plant and equipment which was written-off during the last twelve months, reduced non-satellite capital expenditures over the last twelve months; and

  •
  lower depreciation on Galaxy 4R of $0.8 million, as a result of the allocation of insurance proceeds against the carrying values of this satellite.

        These decreases were partially offset by increased depreciation of $14.1 million resulting from reduced end of life estimates for our Galaxy 10R, Galaxy 11, PAS-1R and PAS-9 satellites.

        Direct Operating Costs (exclusive of depreciation and amortization)—The decrease in total direct operating costs, as compared to the six months ended June 30, 2004, is due primarily to lower in-orbit insurance costs of $3.2 million as a result of reduced or expired satellite insurance policies since January 2004, reduced engineering and operations costs of approximately $3.6 million resulting from reduced headcount/operational efficiencies obtained since January 2004 and a decrease in G2 direct operating costs of approximately $5.1 million as compared to the six months ended June 30, 2004. The decrease in G2 operating costs was due primarily to a shift in the composition of G2 revenues to services/products with higher margins during the six months ended June 30, 2005, as compared to the same period in 2004. (See "Operating Segments" below).

        Selling, General & Administrative Expenses—The increase in selling, general and administrative expenses was primarily due to significant bad debt expense recorded during the second quarter of 2004 in relation the termination of a customer lease agreement. In July of 2004, we terminated our transponder lease agreements with this customer due to non-payment of the customer's obligations to us through June 30, 2004. As a result, in the six months ended June 30, 2004 we recorded a pre-tax charge of approximately $29.6 million related to the current and long-term receivable balances due from this customer, which was recorded within our provision for uncollectible receivables.

        Loss on Undesignated Interest Rate Swap—On March 14, 2005, PanAmSat entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million on March 14, 2008 until expiration on March 14, 2010. From March 14, 2005 through May 24, 2005, the interest rate swap was undesignated and therefore changes in its fair value of approximately $18.6 million through May 24, 2005 were recorded within operating costs and expenses in our consolidated statement of operations. (See "—Interest Rate Swap Agreements" below).

        Sponsor Management Fees—The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization in August 2004. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements with us for an aggregate consideration of $10.0 million. During the six months ended June 30, 2005, we recorded approximately $10.4 million of expense for these management fees, including the termination payment.

        Loss on Termination of Sales-Type Leases—In the first quarter of 2005 we recorded a loss of $2.3 million in relation to the amendment of a customer's sales-type lease agreement, which resulted in a new operating lease agreement for that customer. As a result of this amendment, during the six months ended June 30, 2005, we wrote off the remaining net investment in sales-type lease balance of $2.3 million related to this agreement.

        Facilities Restructuring and Severance Costs—Facilities restructuring and severance costs were $2.4 million and $3.8 million for the six months ended June 30, 2004 and 2005, respectively. The increase in these costs during the first six months of 2005 was primarily due to the following:

  •
  during the six months ended June 30, 2004 and 2005, we recorded charges of $1.0 million and $2.5 million, respectively, related to our teleport consolidation plan, representing primarily severance and third party costs in 2004 and certain costs incurred in relation to equipment transferred to other locations in 2005.

  •
  during the first six months of 2004, we recorded a non-cash charge of $1.4 million reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach. In the first six months of 2005, we recorded a non-cash charge of approximately $0.4 million in relation to increased future lease costs related to another of our idle facilities.

  •
  during the first six months of 2005, we recorded severance costs of approximately $0.8 million in relation to the fourth quarter 2004 severance plan.

        (See "—Liquidity and Capital Resources—Facilities Restructuring and Severance Costs" below).

        Transaction-related Costs—The decrease is due to costs incurred during the six months ended June 30, 2004 in relation to the Recapitalization. These costs consisted of $0.5 million related to proxy solicitation costs.

        Satellite Impairment Loss—In the first quarter of 2004, we recorded a non-cash charge of $99.9 million in relation to the impairment and subsequent de-orbiting of our PAS-6 satellite. This resulted in an approximate $63.3 million non-cash charge to net income after taxes during this period. PAS-6 had been previously replaced and was being used as a backup for another satellite prior to de-orbiting.

        Income from Operations—The increase in income from operations was primarily due to the $99.9 million satellite impairment loss recorded during the first quarter of 2004, the $29.6 million charge recorded during the second quarter of 2004 described above and the other changes in revenues and operating expenses discussed above, including the loss on undesignated interest rate swap of $18.6 million recorded during the second quarter of 2005 and $10.4 million of Sponsor management fees recorded during the first quarter of 2005.

        Interest Expense - Net—Interest expense - net consisted of the following (in thousands):

	Six Months Ended June 30,
			Dollar Change
	2004	2005
Gross interest expense	$71,997	$189,407	$117,410
Less: Interest income	5,087	1,302	(3,785)
Less: Capitalized interest	2,201	10,953	8,752

Total interest expense, net	$64,709	$177,152	$112,443

        Interest expense - net increased primarily as a result of:

  •
  approximately $66.1 million of additional interest expense after the Recapitalization. The Recapitalization resulted in additional incremental indebtedness for us at higher average interest rates (See "—Liquidity and Capital Resources—Long-term Debt" below);

  •
  approximately $56.0 million of debt extinguishment costs recorded in the six months ended June 30, 2005, as compared with $5.5 million of such costs recorded during the same period in 2004 in relation to the prepayment of PanAmSat's old term B-1 facility in the second quarter of 2004. The debt extinguishment costs recorded during the six months ended June 30, 2005 included a $31.8 million premium paid in relation to the redemption of 35% of PanAmSat's 9% senior notes and debt issuance costs written-off in relation to this redemption of $13.8 million and the write-off of approximately $10.4 million of debt issuance costs as a result of the repayment of $318.4 million of indebtedness under PanAmSat's senior secured credit facilities during this period; and

  •
  lower interest income of $3.8 million, due primarily to lower cash balances maintained during the first six months of 2005, as compared to the same period in 2004.

        These increases were partially offset by higher capitalized interest expense of $8.8 million during the first six months of 2005 as a result of higher satellite construction in progress balances and higher interest rates, as compared to the first six months of 2004.

        Income Tax Expense (Benefit)—The increase in income tax expense from 2004 was primarily due to the income tax benefit on the $99.9 million PAS-6 satellite impairment loss recorded during the first quarter of 2004 which was partially offset in the first quarter of 2005 by the tax benefit for the payment of $10.0 million to terminate a management services agreement. After excluding the impact on income tax expense of these discrete items, all other items of income and expense for the first six months of 2005 were tax affected at an effective tax rate of (18.6) percent compared to an effective rate as of June 30, 2004 of 17.2 percent. The negative effective tax rate is the result of lower earnings before taxes in 2005 that are primarily attributable to higher interest costs in 2005, combined with the effect of the extraterritorial income exclusion benefit recorded by the company in both years. The application of the negative full-year effective rate to the pre-tax book loss results in the recording of income tax expense for the first six months of 2005.

Operating Segments:

Selected segment data

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
		(In thousands)
Revenues:
FSS	$188,782	$198,448	$378,209	$392,317
G2	22,605	22,522	44,421	42,981
Eliminations	(4,562)	(7,118)	(10,375)	(12,638)

Total revenues	$206,825	$213,852	$412,255	$422,660

Income from operations:
FSS	$40,942	$72,126	$10,269	$141,618
G2	3,575	3,502	5,325	6,504
Parent	—	(742)	—	(1,141)

Total income from operations	$44,517	$74,886	$15,594	$146,981

Segment EBITDA:
FSS	$151,252	$163,316	$303,054	$323,365

G2	$3,917	$4,068	$6,105	$7,490

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

FSS Segment

FSS Revenue by Service-Type

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
		(In Thousands)
FSS Revenues:
Video Services	$123,982	$136,395	$249,750	$271,273
Network Services	56,767	49,253	110,775	99,245
Government Services	4,562	7,118	10,375	12,635
Consulting/Technical Services	3,471	5,682	7,309	9,164

Total FSS revenues	$188,782	$198,448	$378,209	$392,317

Three Months Ended June 30, 2004 and 2005:

        Revenues.    The $9.7 million increase in FSS revenues for the three months ended June 30, 2005 was primarily attributable to higher video services revenues of $12.4 million, higher government services revenues of $2.6 million and higher consulting/technical services revenues of $2.2 million, offset partially by a $7.5 million reduction in network services revenues as follows:

  Video Services. The increase in video services revenues was primarily due to higher program distribution and DTH services revenues of approximately $11.3 million. This increase in program distribution and DTH services revenues was due primarily to new customer arrangements on our Galaxy 12 satellite, the impact of the contractual arrangements entered into with affiliates of The DIRECTV Group in connection with the Recapitalization and a reduction in customer credit issues as compared to the same period in 2004. These increases were offset partially by reduced revenue as a result of an international DTH customer termination that occurred during the second quarter of 2004.

  Network Services. The decrease in network services revenues was primarily attributable to the expiration of a lease associated with a non-core satellite that was used by a network services customer during the first eight months of 2004. This lease expiration resulted in a $2.9 million reduction in network services revenues during the second quarter of 2005, as compared to the second quarter of 2004. The remaining $4.6 million decrease in network services revenues is primarily due to reduced revenues in our Atlantic Ocean region and Pacific Ocean region resulting from customer contract expirations and customer credit related issues.

  Government Services. The increase in government services revenues as compared to the second quarter of 2004 represents an increase in satellite capacity leased to our G2 segment by our FSS segment. This revenue eliminates in consolidation.

  Consulting/technical Services. The increase in consulting/technical services revenues of $2.2 million was due to the growth of our consulting/technical services business over the last fifteen months, especially in the area of TT&C consulting services.

        Income from Operations.    The $31.2 million increase in income from operations for the three months ended June 30, 2005 was primarily due to the $29.6 million charge recorded within selling, general and administrative expenses during the three months ended June 30, 2004 in relation to the termination of a customer lease agreement. Additional reasons for this increase included the increase in FSS revenues of $9.7 million discussed above, a decrease in FSS direct operating expenses of approximately $3.8 million, which was due primarily to lower in-orbit insurance costs of $1.6 million, reduced engineering and operations costs of approximately $2.4 million and lower depreciation and amortization expense of $4.1 million as a result of lower satellite and non-satellite depreciation. These increases were partially offset by the loss on undesignated interest rate swap of approximately $18.6 million that was recorded during the six months ended June 30, 2005.

        Segment EBITDA.    The increase in FSS Segment EBITDA for the three months ended June 30, 2005 is due to the increased FSS revenues of $9.7 million and lower operating costs and expenses of $2.4 million.

Six Months Ended June 30, 2004 and 2005:

        Revenues.    The $14.1 million increase in FSS revenues for the six months ended June 30, 2005 was primarily attributable to higher video services revenues of $21.5 million, higher government services revenues of $2.3 million and higher consulting/technical services revenues of $1.9 million, offset partially by an $11.5 million reduction in network services revenues as follows:

  Video Services. The increase in video services revenues was primarily due to higher program distribution and DTH services revenues of approximately $18.0 million and higher occasional use services revenues of approximately $3.2 million. This increase in program distribution and DTH services revenues was due primarily to new customer arrangements on our Galaxy 12 satellite and the impact of the contractual arrangements entered into with affiliates of The DIRECTV Group in connection with the Recapitalization, offset partially by reduced revenue as a result of an international DTH customer termination that occurred during the second quarter of 2004. The increase in occasional use services revenues is due primarily to multi-year minimum commitment agreements entered into with video resellers during the six months ended June 30, 2005, as well as various special events which occurred during the six months ended June 30, 2005.

  Network Services. The decrease in network services revenues was primarily attributable to the expiration of a lease associated with a non-core satellite that was used by a network services customer during the first eight months of 2004. This lease expiration resulted in a $7.1 million reduction in network services revenues during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. The remaining $4.4 million decrease in network services revenues is primarily due to reduced revenues in our Atlantic Ocean region and our Pacific Ocean region, primarily due to customer contract expirations and customer credit related issues.

  Government Services. The increase in government services revenues as compared to the six months ended June 30, 2004 represents an increase in satellite capacity leased to our G2 segment by our FSS segment. This revenue eliminates in consolidation.

  Consulting/technical Services. The increase in consulting/technical services revenues of $1.9 million was due to the growth of our consulting/technical services business over the last fifteen months, especially in the area of TT&C consulting services.

        Income from Operations.    The $131.3 million increase in income from operations for the six months ended June 30, 2005 was primarily due to the $99.9 million satellite impairment loss recorded during the first quarter of 2004, the $29.6 million charge recorded during the second quarter of 2004 described above, the increase in FSS revenues of $14.1 million described above and a decrease in depreciation and amortization expense of approximately $9.6 million, which resulted primarily from satellites that were fully depreciated or de-orbited over the last twelve months. These increases were partially offset by the loss on undesignated interest rate swap of $18.6 million recorded during the second quarter of 2005 and the $10.4 million of Sponsor management fees recorded during the first quarter of 2005.

        Segment EBITDA.    The increase in FSS Segment EBITDA for the six months ended June 30, 2005 is due to the increased FSS revenues of $14.1 million and lower operating costs and expenses of $6.2 million.

G2 Segment

        Revenue.    G2 segment revenues decreased by $0.1 million for the three months ended June 30, 2005, as compared to the same period in 2004. Reflected in this decrease was a change in the mix of revenues between these two periods. Revenues related to the construction of an L-Band payload on Galaxy 15 decreased $3.3 million due to the timing of completion of certain milestones on this construction project and other G2 revenues decreased approximately $1.7 million. These decreases in G2 revenue were substantially offset by an increase in revenues related to the lease of FSS provided satellite capacity of $3.3 million and an increase in revenues related to a new G2 service offering, managed network services, of $1.6 million.

        G2 segment revenues decreased $1.4 million for the six months ended June 30, 2005, as compared to the same period in 2004. This decrease resulted from a reduction in revenues earned in relation to the construction of an L-Band payload on Galaxy 15 of $4.8 million due to the timing of completion of certain milestones on this construction project. This decrease was partially offset by an increase in revenues related to managed network services of $3.1 million.

        Income from Operations and Segment EBITDA.    Income from operations decreased by $0.1 million and Segment EBITDA increased by $0.2 million for the three months ended June 30, 2005, as compared to the same period in 2004. These changes were primarily due to a decrease in G2 segment revenues of $0.1 million, as described above, while G2 segment operating costs and expenses remained relatively unchanged.

        Income from operations and segment EBITDA increased by $1.2 million and $1.4 million, respectively, for the six months ended June 30, 2005, as compared to the same period in 2004. These increases were primarily due to a decrease in G2 segment operating costs and expenses of $2.6 million and a decrease in G2 segment revenues of $1.4 million. The decrease in G2 segment operating costs and expenses resulted from a shift in the composition of G2 segment revenues to services/products with higher margins during the six months ended June 30, 2005.

Contracted backlog

        Contracted backlog represents the actual dollar amount (without discounting to present value) of the expected future cash payments to be received from customers under all long-term contractual agreements, including operating leases, sales-type leases and related service agreements, which may extend to the end of the life of the satellite or beyond to a replacement satellite. Contracted backlog is attributable both to satellites currently in orbit and those planned for future launch. Our contracted backlog for future services as of December 31, 2004 and June 30, 2005 was $4.90 billion and $4.68 billion, respectively. The change in contracted backlog of approximately $224 million was the result of customer contract activity during the first half of 2005 (approximately $417 million of customer billings during the six months partially offset by net new contracted backlog of approximately $193 million as a result of the execution of customer contracts). Our contracted backlog as of June 30, 2005 also included approximately $1.44 billion relating to future services on satellites we expect to launch.

Satellite Deployment Plan

        In January 2005, we replaced Galaxy 5 at 125 degrees west longitude with Galaxy 12 and subsequently de-orbited Galaxy 5.

        In April 2004, we committed to construct a new satellite, Galaxy 16, and in February 2005, we entered into an agreement for the construction of Galaxy 18. These satellites, together with our Galaxy 17 satellite already under construction, will serve as replacements for Galaxy 4R, Galaxy 10R and Galaxy 11. The construction program contemplates the availability of one of these satellites as an on-ground backup against launch failure or substantial delay of either of the other two satellites. Construction of Galaxy 18 began in 2005 and we plan to launch this satellite in the second quarter of 2007.

        The manufacturer of Galaxy 16 and 18 is in the process of emerging from Chapter 11 bankruptcy. Both the Galaxy 16 and Galaxy 18 construction contracts have been approved by the bankruptcy court. Our agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. We also have a security interest in the satellites under construction by this manufacturer. In June 2005 we entered into launch agreements for these two satellites. Pursuant to these agreements, $65.8 million previously paid for the launch of Galaxy 8-iR will be applied to the launch of our Galaxy 16 satellite.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS 6B Ku-band satellite and the C-band portion of our PAS-3R satellite. See "Commitments and Contingencies—Satellite Commitments" below.

        We expect to launch five satellites by the end of 2007 as follows:

Satellite	Expected Launch Date
Galaxy 14	Third quarter of 2005
Galaxy 15	Third quarter of 2005
Galaxy 16	First quarter of 2006
PAS 11	First quarter of 2007
Galaxy 18	Second quarter of 2007

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

Liquidity and Capital Resources

Initial Public Offering

        On March 22, 2005, we consummated an initial public offering of 50 million shares of our common stock and used the net proceeds to make an equity contribution to PanAmSat of approximately $658.4 million and to pay a $200 million dividend to our then pre-existing stockholders. PanAmSat used this equity contribution to repay approximately $265.0 million of the borrowings under its Term Loan A

Facility and on April 1, 2005, it redeemed $353.5 million, or 35%, of its 9% senior notes and paid a redemption premium of $31.8 million to holders of those notes. In connection with and contingent upon our initial public offering, PanAmSat's senior secured credit facilities were amended to, among other things:

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

Dividend Policy

        Our board of directors adopted a dividend policy that became effective upon the closing of our initial public offering. Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders. On March 21, 2005 our board of directors declared a partial quarterly dividend for the period from March 22, 2005 to March 31, 2005 in the amount of $0.043056 per share, or an aggregate of approximately $5.28 million, which was paid on April 15, 2005, to stockholders of record as of March 31, 2005. On June 20, 2005 our board of directors declared a quarterly dividend for the period from April 1, 2005 to June 30, 2005 in the amount of $0.3875 per share, or an aggregate of approximately $47.5 million, which was paid on July 15, 2005, to stockholders of record as of June 30, 2005.

Cash and Cash Equivalents

        At June 30, 2005, we had cash and cash equivalents of $119.5 million, compared to $39.0 million at December 31, 2004. On March 22, 2005, we consummated an initial public offering of 50 million shares of our common stock and used the net proceeds to make an equity contribution to PanAmSat of approximately $658.4 million and to pay a $200 million dividend to our then pre-existing stockholders. PanAmSat used this equity contribution to repay approximately $265.0 million of the borrowings under its Term Loan A Facility and on April 1, 2005, it redeemed $353.5 million, or 35%, of its 9% senior notes and paid a redemption premium of $31.8 million to holders of those notes.

        During the six months ended June 30, 2005, we recorded the following other significant transactions impacting cash and cash equivalents:

  •
  generated $167.2 million of cash flows from operations;

  •
  made $65.8 million of capital expenditures;

  •
  prepaid $53.4 million of outstanding debt on PanAmSat's Term Loan A Facility from available cash on hand; and

  •
  made $151.8 million of interest payments relating to our debt and incentive obligations. These interest payments are included within cash flows from operations.

	Six Months Ended
	June 30, 2004	June 30, 2005	Dollar Change
	(In thousands)
Net cash provided by operating activities	$222,259	$167,150	$(55,109)
Net cash provided by (used in) investing activities	373,166	(62,641)	(435,807)
Net cash used in financing activities	(337,075)	(25,248)	311,827
Effect of exchange rate changes on cash	(136)	1,247	1,383

        The decrease in the net cash provided by operating activities was due to an increase in cash paid for interest of approximately $86.9 million, $10.0 million of Sponsor management fees paid during the first six months of 2005, lower cash interest received of $3.2 million and an increase in cash paid for taxes of approximately $4.2 million. These decreases were offset partially by net cash generated from operations of approximately $50 million. The increase in cash paid for interest is due to higher outstanding debt balances maintained with higher average interest rates during the first six months of 2005, as compared to the same period in 2004. The increase in cash paid for income taxes relates primarily to $4.0 million of state income taxes paid during the first six months of 2005.

        The increase in net cash used in investing activities was primarily due to a reduction in net sales of short-term investments of approximately $170.7 million and the receipt of insurance proceeds of $286.9 million in the first six months of 2004, partially offset by lower capital expenditures of $18.1 million, as compared to the first six months of 2004.

        The decrease in net cash used in financing activities was primarily due to the proceeds of our initial public offering of $900 million (which was completed in March 2005), which was largely offset by the repayments of long-term debt of $671.9 million, dividends paid to our stockholders of $205.3 million, capitalized IPO costs of $40.9 million and repayments of satellite incentive obligations of $6.4 million. In the first six months of 2004, we made a debt repayment on our old Term Loan B-1 facility of $350 million, incurred new incentive obligations of $16.3 million and paid $6.8 million of incentive obligations.

        We expect that for the year ended December 31, 2005 cash payments in respect of capital expenditures, including approximately $23 million of incentive payments and interest on satellites in service, will be in the range of $155 million to $170 million and that cash interest on our debt obligations will be in the range of $200 million to $215 million. Dividend payments to our stockholders for the year ended December 31, 2005, after completion of our initial public offering, are expected to be approximately $100 million. Based upon the current level of operations, we believe that cash flows from operations, available cash and cash equivalents, together with borrowings available under our senior secured credit facilities, will be adequate to meet these expected payments. Our acquisition of Europe*Star, which is scheduled to close in the third quarter of 2005, is expected to be funded from cash on hand. This acquisition is not expected to impact our ability to pay future dividends, service our debt or fund future capital expenditures.

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

Long-term Debt

        With a portion of the proceeds from our initial public offering, we made an equity contribution to PanAmSat of approximately $658.4 million, which PanAmSat used to repay approximately $265.0 million of the borrowings under its Term Loan A Facility on March 22, 2005, redeem $353.5 million, or 35%, of its 9% senior notes and pay a redemption premium of $31.8 million to holders of these notes on April 1, 2005. In addition, PanAmSat also repaid an additional $25.0 million of the Term Loan A facility with cash on hand on March 22, 2005. On June 17, 2005 PanAmSat made a voluntary prepayment of $28.4 million under its Term Loan A facility from available cash on hand.

        As of June 30, 2005, long-term debt consisted of the following (in thousands):

June 30, 2005
6 3/8% Notes due 2008	$150,000
8 1/2% Notes due 2012	1,190
6 7/8% Notes due 2028	125,000
Transaction Related Financing:
Revolving Credit Facility	—
Term Loan A due 2009	355,910
Term Loan B-1 due 2011	1,647,500
9% Senior Notes due 2014	656,500
10 3/8% Senior Discount Notes due 2014	268,373

3,204,473
Less: current maturities	12,400

Total Long-Term Debt	$3,192,073

        At June 30, 2005, we had total debt outstanding of approximately $3.2 billion, including current maturities of $12.4 million related to our Term Loan B-1 facility due 2011.

        On October 19, 2004, pursuant to Rule 144A under the Securities Act of 1933, as amended, Holdco issued $416.0 million aggregate principal amount at maturity of its 10 3/8% senior discount notes due 2014. All of the proceeds of that offering, less discounts, commissions and expenses, or approximately $245.8 million, were paid on October 19, 2004 as a dividend to the Holdco's stockholders. On May 31, 2005, we exchanged all the outstanding notes for an equal amount of Senior Discount Notes which are registered under the Securities Act of 1933 and which have substantially similar terms. The Senior Discount Notes accrete at the rate of 10 3/8% per annum, compounded semi-annually to, but not including, November 1, 2009. From and after November 1, 2009, cash interest on the Senior Discount Notes will accrue at the rate of 10 3/8% per annum, and will be payable semiannually in arrears on May 1 and November 1 of each year, commencing on May 1, 2010, until maturity. As of June 30, 2005, the accreted balance of approximately $268.4 million was outstanding in relation to these notes.

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

        Concurrent with the completion of our initial public offering, we amended PanAmSat's senior secured credit facilities. Borrowings under PanAmSat's senior secured credit facilities bear interest at the borrower's option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin, and are subject to adjustment based on a pricing grid.

        Borrowings under PanAmSat's senior secured credit facilities will bear interest at the borrower's option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. Borrowings under the senior secured credit facilities will be subject to adjustment based on a pricing grid.

        PanAmSat's senior secured credit facilities are comprised of a $250.0 million revolving credit facility, which will terminate in August 2009, the $800.0 million Term Loan A Facility, which matures in August 2009, and the $1,647.5 million Term Loan B-1 Facility, which matures in August 2011. At June 30, 2005, the interest rates on the Term Loan A Facility and Term Loan B-1 Facility were 1 month LIBOR of 3.24% plus 1.75% and 3 month LIBOR of 3.40% plus 2.25%, respectively, and the revolving credit facility was undrawn. These rates are subject to change based upon our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of June 30, 2005 on an annual basis was 0.25%. As of June 30, 2005 we had outstanding letters of credit totaling $43.2 million. Outstanding letters of credit reduce our ability to borrow against the revolving credit facility by an equivalent amount. Any amounts borrowed under the revolving credit facility would bear interest at 1 month LIBOR plus 1.75% as of June 30, 2005, although this interest rate is subject to adjustment based on our total leverage ratio.

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

        As of June 30, 2005, PanAmSat had outstanding 10 and 30-year fixed rate notes totaling $275.0 million which were issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of June 30, 2005, are $150.0 million at 6.375% due 2008 and $125.0 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

        As of June 30, 2005, PanAmSat also had outstanding $1.2 million of its 8 1/2% senior notes due 2012. These notes are unsecured, and are unconditionally guaranteed by each of PanAmSat's existing domestic restricted subsidiaries.

        We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of June 30, 2005, we were in compliance with all such covenants.

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

        Adjusted EBITDA is not a presentation made in accordance with GAAP, and does not purport to be an alternative to net income (loss) determined in accordance with GAAP or as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The following table sets forth a reconciliation of Adjusted EBITDA and EBITDA to net income (loss) and to net cash provided by operating activities for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Reconciliation of Net Cash Provided by Operating Activities to Net Income (Loss):
Net cash provided by operating activities	$142,444	$103,826	$222,259	$167,150
Depreciation and amortization	(71,312)	(67,165)	(146,647)	(136,930)
Deferred income taxes	82	(8,351)	30,528	(736)
Amortization of debt issue costs and other deferred charges	(1,971)	(4,751)	(3,962)	(10,063)
Accretion on senior discount notes	—	(6,701)	—	(13,235)
Provision for uncollectible receivables	(30,262)	57	(30,456)	(33)
Other non-cash items	(5)	810	3,208	1,052
Satellite impairment loss	—	—	(99,946)	—
Loss on termination of sales-type leases	—	—	—	(2,307)
Facilities restructuring and severance costs	(166)	(416)	(2,021)	(3,765)
Reversal of sales-type lease liabilities	—	1,450	—	4,303
Loss on early extinguishment of debt	(5,455)	(14,640)	(5,455)	(24,161)
Loss on undesignated interest rate swap	—	(18,637)	—	(18,637)
Changes in assets and liabilities, net of acquired assets and liabilities	(22,689)	(17,656)	11,229	6,289

Net income (loss)	$10,666	$(32,174)	$(21,263)	$(31,073)

Reconciliation of Net Income (Loss) to EBITDA:
Net income (loss)	$10,666	$(32,174)	$(21,263)	$(31,073)
Interest expense, net	33,623	101,626	64,709	177,152
Income tax expense (benefit)	228	5,434	(27,852)	902
Depreciation and amortization	71,312	67,165	146,647	136,930

EBITDA	$115,829	$142,051	$162,241	$283,911

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$115,829	$142,051	$162,241	$283,911
Adjustment of sales-type leases to operating leases(a)	6,313	6,677	12,403	13,210
Loss on termination of sales-type leases(b)	—	—	—	2,307
Satellite impairment(c)	—	—	99,946	—
Restructuring charges(d)	573	416	2,428	3,765
Reserves for long-term receivables(e)	28,146	(1,450)	28,146	(4,303)
Reversal of allowance for customer credits(f)	2,700	—	5,400	—
Transaction-related costs(g)	500	101	500	10,749
Loss on undesignated interest rate swap(h)	—	18,637	—	18,637
Other items(i)	1,108	562	(1,905)	2,156

Adjusted EBITDA	$155,169	$166,994	$309,159	$330,432

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

(b)
For the six months ended June 30, 2005, loss on termination of sales-type leases represents the non-cash loss of $2.3 million incurred upon the conversion of one of our customer's sales-type lease agreements to an operating lease agreement.

(c)
For the six months ended June 30, 2004, satellite impairment represents the pre-tax impairment charge related to the anomalies experienced by our PAS-6 satellite during the first quarter of 2004, which resulted in this satellite being de-orbited on April 2, 2004.

(d)
Restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs.

(e)
For the three and six months ended June 30, 2004, amount represents the pre-tax charge for long-term receivable balances due from a customer of $28.1 million which was recorded within our provision for uncollectible receivables. For the three months ended June 30, 2005, amount represents the reversal of approximately $1.5 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R satellite that are no longer insured. For the six months ended June 30, 2005, amount represents the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellites that are no longer insured. During the six months ended June 30, 2005, the insurance policies covering our Galaxy 4R and Galaxy

  10R satellites expired and were not replaced and, as a result, these satellites and their related assets are no longer insured.

(f)
For the three and six months ended June 30, 2004, we recorded an allowance for customer credits related to receivables from a customer affiliated with The News Corporation, as collectibility was not reasonably assured. The adjustment represents the amount of revenues that would have been recognized had the allowance for customer credits not been recorded.

(g)
For the three and six months ended June 2004, amount represents proxy solicitation costs. For the three months ended June 30, 2005, amount primarily represents costs associated with our initial public offering. For the six months ended June 30, 2005, amount represents (i) $10.0 million paid to the Sponsors on March 22, 2005, in relation to the termination of their respective management services agreement with us, (ii) costs associated with our initial public offering, and (iii) non-capitalizable third party costs.

(h)
For the three and six months ended June 30, 2005, loss on undesignated interest rate swap represents changes in the fair value of the interest rate swap prior to the swap being designated as a hedge and qualifying for hedge accounting treatment.

(i)
For the three months ended June 30, 2004, other items consist of (i) $0.8 million of non-cash stock compensation expense, (ii) $0.1 million loss from an investment accounted for by the equity method and (iii) $0.2 million of transaction costs related to acquisitions not consummated. For the three months ended June 30, 2005, other items consist of (i) $0.1 million of expenses for management advisory services from the Sponsors, (ii) $0.3 million of non-cash stock compensation expense, (iii) $0.1 million of acquisition fees, and (iv) $0.2 million of loss from discontinue operations, offset by $0.1 million gain on disposal of fixed assets, and $0.1 million gain from an equity investment. For the six months ended June 30, 2004, other items consist of (i) $2.6 million of non-cash reserve adjustments and (ii) $1.4 million gain on the disposal of assets, partially offset by (x) $1.5 million of non-cash stock compensation expense, (y) $0.3 million loss from an investment accounted for by the equity method and (z) $0.3 million of transaction costs related to acquisitions not consummated. For the six months ended June 30, 2005, other items consist of (i) $0.5 million of expenses for management advisory services from the Sponsors, (ii) $0.1 million loss on disposal of fixed assets, (iii) $1.2 million of non-cash stock compensation expense, (iv) $0.4 million loss from discontinued operations and (v) $0.1 million of acquisition costs, less $0.1 million of gains on equity investment.

        Future principal debt repayments are expected to be paid out of cash flows from operations, borrowings under PanAmSat's revolving credit facility, future refinancing of our debt and any future insurance proceeds received.

Interest Rate Swap Agreements

        In accordance with the agreement governing PanAmSat's old senior secured credit facilities that were repaid in 2004, PanAmSat is party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. If the counterparty fails to meet the terms of the interest rate swap agreement, PanAmSat's exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreement. We do not anticipate non-performance by the counterparty. The fair value of the interest rate swap agreement is the estimated amount that PanAmSat would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The fair value of the outstanding interest rate swap agreement as of June 30, 2005, based upon quoted market prices from the counterparty, reflected a short-term asset of approximately $46 thousand. In June of 2004, in connection with the repayment of the term loan B-1 facility of PanAmSat's old credit facility, PanAmSat's cash flow hedge became undesignated and therefore changes in the fair value of the interest rate swap have been recorded within our consolidated statement of operations from that time.

        On March 14, 2005, PanAmSat entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million on March 14, 2008 until expiration on March 15, 2010. In relation to this swap agreement, PanAmSat exchanged its floating-rate obligation on $1.25 billion of its Term Loan B-1 facility for a fixed-rate obligation, subject to scheduled rate increases based on the Libor rate used as described in the following table:

Start Date	End Date	Total Notional Amount	PanAmSat Corporation pays banks	Banks pay PanAmSat Corporation
3/14/2005	6/14/2005	$1,250,000,000	3.000%	3.000%
6/14/2005	9/14/2005	$1,250,000,000	3.548%	3.400%
9/14/2005	12/14/2005	$1,250,000,000	3.922%	3 Month LIBOR
12/14/2005	3/14/2006	$1,250,000,000	4.178%	3 Month LIBOR
3/14/2006	6/14/2006	$1,250,000,000	4.316%	3 Month LIBOR
6/14/2006	9/14/2006	$1,250,000,000	4.422%	3 Month LIBOR
9/14/2006	12/14/2006	$1,250,000,000	4.523%	3 Month LIBOR
12/14/2006	3/14/2007	$1,250,000,000	4.610%	3 Month LIBOR
3/14/2007	6/14/2007	$1,250,000,000	4.646%	3 Month LIBOR
6/14/2007	9/14/2007	$1,250,000,000	4.681%	3 Month LIBOR
9/14/2007	12/14/2007	$1,250,000,000	4.714%	3 Month LIBOR
12/14/2007	3/14/2008	$1,250,000,000	4.763%	3 Month LIBOR
3/14/2008	6/14/2008	$625,000,000	4.802%	3 Month LIBOR
6/14/2008	9/14/2008	$625,000,000	4.839%	3 Month LIBOR
9/14/2008	12/14/2008	$625,000,000	4.876%	3 Month LIBOR
12/14/2008	3/14/2009	$625,000,000	4.912%	3 Month LIBOR
3/14/2009	6/14/2009	$625,000,000	4.943%	3 Month LIBOR
6/14/2009	9/14/2009	$625,000,000	4.970%	3 Month LIBOR
9/14/2009	12/14/2009	$625,000,000	4.997%	3 Month LIBOR
12/14/2009	3/14/2010	$625,000,000	5.023%	3 Month LIBOR

        The counterparties to this agreement are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, PanAmSat's exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate non-performance by the counterparties. The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The fair value of the outstanding interest rate swap agreement as of June 30, 2005, based upon quoted market prices from the counterparties, reflected a long-term liability of approximately $22.1 million. Through May 24, 2005, the interest rate swap was undesignated and therefore changes in its fair value through May 24, 2005 have been recorded within operating costs and expenses in our consolidated statement of operations. As of May 25, 2005, the swap was considered a designated cash flow hedge and deemed effective, and therefore qualifies for hedge accounting treatment under SFAS No. 133. At the end of each fiscal quarter, we must measure any ineffectiveness of the hedged transaction, and record this as an adjustment to interest expense in the consolidated statement of operations. Quarterly changes in the hedged asset or liability after May 24, 2005, representing effectiveness of the hedge, will be recorded within comprehensive income (loss) in our consolidated balance sheet and will be reclassified into interest expense in the period in which the hedge affects earnings. At June 30, 2005, $630 thousand of hedge ineffectiveness was recorded as additional interest expense.

        On the interest rate reset date of June 14, 2005, the interest rate which the counterparties will utilize on September 14, 2005 to compute interest due to PanAmSat was determined to be 3.40%. This will result in PanAmSat paying the counterparties approximately $473 thousand on September 14, 2005 (the difference between the rate PanAmSat must pay of 3.548% and the rate it will receive from the counterparties of 3.40%).

Facilities Restructuring and Severance Costs

        Facilities restructuring and severance costs were $0.6 million and $0.4 million for the three months ended June 30, 2004 and 2005, and $2.4 million and $3.8 million for the six months ended June 30, 2004 and 2005, respectively.

        In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan included the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead, Florida teleport was closed in 2003 and in June 2004 we closed our Spring Creek, New York teleport. Our Spring Creek teleport was sold on October 28, 2004. On June 3, 2005, we completed the sale of our Homestead teleport for approximately $3.2 million, net of associated selling costs. During the three months ended June 30, 2004 and 2005, we recorded charges of $0.5 million and $0, respectively, and during the six months ended June 30, 2004 and 2005 we recorded charges of $1.0 million and $2.5 million, respectively, related to this teleport consolidation plan, representing severance costs in 2004 and certain costs incurred in relation to equipment transferred to other locations in 2005.

        On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. In an effort to further streamline our operations, in the first quarter of 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. As a result, we recorded a non-cash charge of $1.4 million during the first quarter of 2004 reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach. We recorded a non-cash charge of approximately $0.4 million in the first quarter of 2005 in relation to increased future lease costs related to one of our idle facilities.

        In October 2003 and October 2004, our management approved plans to reduce our workforce by approximately 45 employees and 25 employees, respectively. During the three months ended June 30, 2004 and 2005, we recorded severance charges of $0 and $0.4 million, respectively, and during the six months ended June 30, 2004 and 2005, we recorded charges of $0 and $0.8 million, respectively, in relation to these plans. These severance costs were primarily related to employee compensation, benefits and outplacement services.

        The following table summarizes the recorded accruals and activity related to our teleport consolidation, facilities restructuring and severance charges during the six months ended June 30, 2005 (in millions):

	Facilities Restructuring	Teleport Consolidation	Severance Costs	Total
Balance as of January 1, 2005	$6.3	$0.3	$0.5	$7.1
Restructuring charges	0.5	2.5	0.8	3.8
Less: non-cash items	—	(2.5)	—	(2.5)
Less: net cash payments	(0.9)	(0.2)	(0.6)	(1.7)

Balance as of June 30, 2005	$5.9	$0.1	$0.7	$6.7

        We expect to pay the $0.8 million of liabilities related to our severance costs and teleport consolidation plans within the next year and we expect to pay the $5.9 million of liabilities related to our facilities restructuring plan over the next six years.

Commitments and Contingencies

        The following schedule summarizes our contractual obligations and commercial commitments as of June 30, 2005:

	Payments Due by Period
Contractual Obligations	Total	One Year or Less	2–3 Years	4–5 Years	After 5 Years
	(in thousands)
Total Debt:
10 3/8% Senior Discount Notes Due 2014	$416,000	$—	$—	$—	$416,000
Senior Secured Credit Facility	2,003,410	12,400	89,110	333,200	1,568,700
9% Senior Notes Due 2014	656,500	—	—	—	656,500
Other Notes(1)	276,190	—	150,000	—	126,190

Total	3,352,100	12,400	239,110	333,200	2,767,390
Interest Payments(2)	1,758,023	216,449	446,614	396,914	698,046
Satellite Incentive Obligations	104,426	12,260	25,272	23,543	43,351
Operating Leases	29,049	5,365	9,978	8,412	5,294
Satellite Construction and Launch Contracts	289,566	168,079	75,387	4,700	41,400
Customer Contracts	38,944	9,374	12,541	5,984	11,045
Vendor Contracts	51,629	8,524	18,265	11,381	13,459

Total Contractual Obligations	$5,623,737	$432,451	$827,167	$784,134	$3,579,985

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

        Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to 30 days prior to the satellite's launch. As of June 30, 2005, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Satellite Incentive Obligations

        Satellite contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction if the satellite fails to meet specific technical operating standards. Certain of our satellite construction contracts also provide that certain amounts paid by us during the construction phase are subject to refund (with interest) if the satellite fails to meet these technical operating standards. As of June 30, 2005, we had $104.4 million of liabilities recorded in relation to these satellite incentive obligations.

Satellite Commitments

        As of June 30, 2005, we had approximately $222.4 million of expenditures remaining under existing satellite construction contracts and $67.2 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of June 30, 2005, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

        In April 2004, we committed to construct a new satellite, Galaxy 16, and in February 2005, we entered into an agreement for the construction of Galaxy 18. These satellites, together with our Galaxy 17 satellite already under construction, will serve as replacements for Galaxy 4R, Galaxy 10R and Galaxy 11. The construction program contemplates the availability of one of these satellites as an on-ground backup against launch failure or substantial delay of either of the other two satellites. Construction of Galaxy 18 began in 2005 and we plan to launch this satellite in the second quarter of 2007.

        The manufacturer of Galaxy 16 and 18 is in the process of emerging from Chapter 11 bankruptcy. Both the Galaxy 16 and Galaxy 18 construction contracts have been approved by the bankruptcy court. Our agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. We also have a security interest in the satellites under construction by this manufacturer. In June 2005, we entered into launch agreements for these two satellites. Pursuant to these agreements, $65.8 million previously paid for the launch of Galaxy 8-iR will be applied to the launch of our Galaxy 16 satellite.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS-6B Ku-band satellite and the C-band portion of our PAS-3R satellite. In July 2005, PanAmSat Corporation signed an agreement for the launch of this satellite in the first quarter of 2007. This contract brings the aggregate remaining capital expenditures on satellites under construction to approximately $320 million.

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

        As of June 30, 2005, we had in effect launch and in-orbit insurance policies covering four satellites in the aggregate amount of approximately $447.3 million. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $594.4 million. We had 19 uninsured satellites in orbit as of June 30, 2005. Our currently uninsured satellites are: PAS-4, which is used as a backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; Galaxy 1R, Galaxy 3R, and SBS-6, which are approaching the ends of their useful lives; Galaxy 4R, Galaxy 10R, Galaxy 11 and PAS-1R, for which we received insurance proceeds for partial losses; PAS-2, PAS-3R, PAS-6B, PAS-8, Galaxy 9 and Galaxy 12, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3, HGS-5 and Leasat, which have an aggregate book value of approximately $0.5 million. Our Galaxy 9 satellite currently serves as an in-orbit backup for the C-band portions of Galaxy 1R, Galaxy 3C, Galaxy 4R, Galaxy 10R, Galaxy 11, and Galaxy 13/ Horizons 1. The C-band portion of the satellites that are currently covered by C-band in-orbit backups had an aggregate net book value of approximately $241.2 million as of June 30, 2005.

        Of the insured satellites, as of June 30, 2005, two were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, or Significant Exclusion Policies. The exclusions reduce the probability of an insurance recovery in the event of a loss on these satellites. One of the satellites, PAS-9, has operational redundancies available for the systems on which exclusions have been imposed. We believe that this redundancy allows for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The second satellite, Galaxy 13/ Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have fully redundant XIPS as its primary propulsion system. Certain enhancements have been made to the XIPS on this satellite to make the systems more robust. In addition, Galaxy 13/Horizons 1 has available backup bi-propellant of approximately 11.6 years.

        At June 30, 2005, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1.05 billion. Of this amount, $798.5 million related to uninsured satellites and $247.2 million related to satellites insured by Significant Exclusion Policies.

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

Operating Leases

        We have commitments for operating leases primarily relating to our executive office facilities in Wilton, Connecticut and other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of June 30, 2005, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income aggregated $29.0 million.

Customer and Vendor Obligations

        We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us. As of June 30, 2005, we had commitments to provide equipment, services and other support under these customer contracts, which aggregated approximately $38.9 million.

        In July 2005, PanAmSat signed an agreement with a customer in which PanAmSat is a subcontractor and the customer is the prime contractor to its end user customer. In exchange for PanAmSat's engagement as a subcontractor on this project, PanAmSat has agreed to guarantee the prime contractor's $8.8 million performance bond.

        We have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of June 30, 2005, we have commitments under these vendor contracts which aggregated approximately $51.6 million related to the provision of equipment, services and other support.

Change-in-Control Obligations

        Certain of our senior executives are party to change-in-control severance agreements which provide for payment of severance and other benefits in the event of an involuntary termination of the executive's employment (as defined in such agreements) within three years after a change in control. The requisite changes of control required under these agreements have occurred and these agreements will apply if an involuntary termination of an executive occurs during the periods specified by the agreements. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be up to $10.9 million (net of tax benefits of $6.3 million).

        In addition, our Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within two years following, a change in control.

        As more fully described in Note 7 "Stock Based Compensation", PanAmSat and Holdco granted stock options to certain employees subsequent to the Recapitalization. The options granted by PanAmSat were assumed by us in October 2004. In addition, certain employees also acquired common stock of Holdco. The vesting of the stock options accelerates in the event of certain changes in control of Holdco. Pursuant to contractual obligations, we could be obligated to make payments for vested options and to repurchase shares held by certain employees in the event of the death or qualifying disability of any such employee. In all other circumstances, we have the right, but not the obligation, to call the common stock held by employees and, therefore, no contingent obligation would exist for us.

Foreign Withholding Taxes

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. For the Indian tax year ended March 31, 1997, the Indian government has assessed approximately $9.3 million, including interest, against one of our subsidiaries. This assessment is being appealed to the Income Tax Appeals Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $41.6 million in the aggregate against us, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). The Indian government has since assessed tax and interest for the tax year ended March 31, 2002 of approximately $6.2 million. The total amount assessed for all periods is approximately $57.1 million. We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of approximately $43.2 million. To date, we have paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

Critical Accounting Policies

        For a description of our Critical Accounting Policies refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" within our registration statement on Form S-1 (File No. 333-121463) filed with the SEC, as such registration statement became effective on March 16, 2005.

New Accounting Pronouncements

        In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 replaces APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a material impact on our consolidated financial statements.

        On April 15, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R "Share-Based Payment". Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC's new rule requires companies to implement SFAS No. 123R at the beginning of their first fiscal year beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. This means that our financial statements must comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC's new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. The adoption of SFAS No. 123R will not have a material impact on our consolidated financial statements.

        On March 29, 2005, the SEC released Staff Accounting Bulletin No. 107 ("SAB No. 107"). SAB No. 107 provides an interpretation of SFAS No. 123R and its interaction with certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. The SAB provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS No. 123R. We have already adopted the fair value recognition provision of SFAS No. 123, effective January 1, 2003, on a prospective basis. Therefore, we have determined that the adoption of SAB 107 will not have an impact on our consolidated financial statements.

Market Risks

        We manage our exposure to market risks through internally established policies and procedures and, when we deem appropriate, through the use of derivative financial instruments, including interest rate hedges. See "—Liquidity and Capital Resources—Long-term debt" above. The objective of our policies is to mitigate potential statement of operations, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest rates. We evaluate our exposure to market risks by assessing the anticipated near-term and long-term fluctuations in interest rates on a periodic basis. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future interest rates. We utilize this information to determine our own investment strategies as well as to determine if the use of derivative financial instruments is appropriate to mitigate any potential future interest rate exposure that we may face. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

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

        In accordance with the agreement governing our old senior secured credit facilities, we are party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. On March 14, 2005, we entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million on March 14, 2008 until expiration on March 15, 2010. In relation to this swap agreement, we exchanged its floating-rate obligation on $1.25 billion of our Term Loan B-1 facility for a fixed-rate obligation. See "—Interest Rate Swap Agreements" above.

        We have effectively mitigated our cash interest exposure in relation to $1.35 billion of our Term Loan B-1 facility as a result of entering into the interest rate swap agreements described above. The remaining balance of our senior secured credit facilities of approximately $653 million, which is subject to variable interest rates, will be subject to changes in interest rates based upon economic conditions. Other than entering into the new $1.25 billion interest rate swap agreement, our strategies and procedures to manage exposure to interest rates have not changed in comparison to prior periods.

        We are subject to fluctuating interest rates on our floating rate debt and any changes in interest rates would impact cash flows and results of operations. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on our floating rate debt outstanding at June 30, 2005 would be a reduction in cash flows of approximately $3.6 million and an increase in net loss of approximately $2.3 million.

        As of June 30, 2005, long-term debt consisted of fixed-rate borrowings of approximately $1.20 billion and floating rate debt of approximately $2.0 billion. In addition, we had two fixed interest rate swap agreements on notional amounts of $1.25 billion and $100 million. See "—Liquidity and Capital Resources—Long-term debt" above. Fluctuations in interest rates may affect the fair values of fixed-rate borrowings and fixed-rate net investments in sales-type lease receivables. Any changes in interest rates would impact results of operations and cash flows. At June 30, 2005, outstanding fixed-rate borrowings bore interest at rates ranging from 6 3/8% to 10 3/8% and sales type lease receivables bore interest between 8% and 12%. The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to our outstanding fixed-rate debt and fixed-rate net investment in sales-type lease receivable balances would be approximately $61.8 million and $2.3 million, respectively, as of June 30, 2005.

Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization

Transactions with The DIRECTV Group and its Affiliates

        Until the consummation of the Recapitalization on August 20, 2004, The DIRECTV Group and its affiliates were related parties of ours.

        In relation to the tax separation agreement we entered into with The DIRECTV Group as part of the Recapitalization, we have recorded an $81.7 million receivable related to foreign withholding tax claims made against us by the Indian government, the related payments made to date by us on those claims, and for certain other foreign and domestic tax claims against us and tax payments made by us.

        We provide satellite capacity, telemetry, tracking and control, or TT&C, and other related services and facilities to several subsidiaries of The DIRECTV Group and purchase certain services and equipment from a subsidiary of The DIRECTV Group. Additionally, for the period prior to the consummation of the Recapitalization, we reimbursed The DIRECTV Group for the allocated costs of certain jointly incurred expense items, principally relating to administrative and other expenses. Revenues derived from The DIRECTV Group and its affiliates were $33.3 million and $63.8 million for the three and six months ended June 30, 2004, respectively, or 16.1% and 15.5% of our total revenues for the respective periods.

        In addition, The DIRECTV Group leases office space to us in Long Beach, California and land for our teleport in Castle Rock, Colorado, and permits the participation by us and our employees in certain discount programs. Prior to the Recapitalization, The DIRECTV Group provided general liability insurance and certain administrative services to us, including the provision of certain advisory and audit services. During the three and six months ended June 30, 2004, we incurred expenses related to such arrangements with The DIRECTV Group of approximately $0.4 and $1.0 million. In addition, during the three and six months ended June 30, 2004, we purchased services and equipment from the DIRECTV Group of approximately $0.9 million and $1.0 million, respectively.

Transactions with The News Corporation and its Affiliates (Other than The DIRECTV Group)

        Until the consummation of the Recapitalization on August 20, 2004, The News Corporation and its affiliates were related parties of ours.

        We are a party to agreements with The News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. Revenues derived from The News Corporation and its affiliates were $20.6 million and $41.0 million for the three and six months ended June 30, 2004, respectively, or 10.0% of our total revenues for both periods.

Effect of the Recapitalization

        As a result of the Recapitalization, effective August 20, 2004, The DIRECTV Group and The News Corporation were no longer related parties of ours and the Sponsors and their affiliates became related parties of ours.

Transactions with The Sponsors and Their Affiliates

        The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements for an aggregate consideration of $10.0 million. For the period from January 1, 2005 through March 22, 2005, we recorded approximately $10.4 million of expense for these management fees (including the termination payment). The annual advisory fee did not include, and the Sponsors may receive, additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Sponsors perform services above and beyond those previously called for by the agreements.

        During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.3 million and $0.5 million of expenses during the three and six months ended June 30, 2005, respectively, to Capstone Consulting, all of which was paid through June 30, 2005.

        Certain members of our board of directors whose services are compensated are principals of or are affiliated with the Sponsors.

        We provide satellite capacity, TT&C and other related services to affiliates of one of the Sponsors. Revenues for these services were $0.6 million and $1.2 million for the three and six months ended June 30, 2005, respectively. As of June 30, 2005, we had a customer receivable related to one of these affiliates of approximately $0.1 million.

        Included in our total contracted backlog of $4.68 billion as of June 30, 2005 is approximately $4.1 million of contracted backlog from these affiliates of the Sponsors. Contracted backlog represents future cash payments expected from customers under all long-term contractual agreements.

        During the three and six months ended June 30, 2005, we procured $0.1 million and $0.9 million, respectively, of insurance and insurance-related services from an affiliate of one of the Sponsors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risks."

ITEM 4. CONTROLS AND PROCEDURES.

        Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")), our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that as of June 30, 2005 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PANAMSAT HOLDING CORPORATION
PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. For the Indian tax year ended March 31, 1997, the Indian government has assessed approximately $9.3 million, including interest, against one of our subsidiaries. This assessment is being appealed to the Income Tax Appeals Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $41.6 million in the aggregate against us, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). The Indian government has since assessed tax and interest for the tax year ended March 31, 2002 of approximately $6.2 million. The total amount assessed for all periods is approximately $57.1 million. We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of approximately $43.2 million. To date, we have paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. The DIRECTV Group has agreed to indemnify us against certain withholding tax liabilities including foreign withholding tax obligations. See "Certain Relationships and Related Party Transactions".

        We periodically become involved in various claims and lawsuits that are incidental to our business. Other than the matter described above, we believe that no matters currently pending would, in the event of an adverse outcome, be material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 *
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 *

*
Filed herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAMSAT HOLDING CORPORATION
August 9, 2005
/s/ MICHAEL J. INGLESE Michael J. Inglese Executive Vice President and Chief Financial Officer and a Duly Authorized Officer of the Company

QuickLinks

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
WEBSITE ACCESS TO COMPANY'S REPORTS
PART 1. FINANCIAL INFORMATION
PANAMSAT HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2005 (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2005 (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2005 (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2005 (IN THOUSANDS)
PANAMSAT HOLDING CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FSS Revenue by Service-Type
PANAMSAT HOLDING CORPORATION PART II—OTHER INFORMATION
SIGNATURE