Form 10-Q
period 2005-09-30
PanAmSat Holding CORP
filed 2005-11-09
CIK 1310897

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
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

Yes ☐ No ☒

        As of November 8, 2005, an aggregate of 122,598,093 shares of our common stock were outstanding.

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

        This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words "may", "might", "should", "estimate", "project", "plan", "anticipate", "expect", "intend", "outlook", "believe" and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", under "Risk Factors" in our registration statement on Form S-1 (File No. 333-121463) filed with the Securities and Exchange Commission ("SEC"), as such registration statement became effective on March 16, 2005, and the risks identified in all of our other filings filed with the SEC from March 16, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

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

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

PANAMSAT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2004	September 30, 2005
REVENUES:
Operating leases, satellite services and other	$203,268	$205,637
Outright sales and sales-type leases	3,827	3,481

Total revenues	207,095	209,118

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	2,224	—
Depreciation and amortization	74,322	68,861
Direct operating costs (exclusive of depreciation and amortization)	38,649	30,973
Selling, general and administrative expenses	21,509	18,413
Gain on undesignated interest rate swap	—	(18,332)
Facilities restructuring and severance costs	2,080	209
Transaction-related costs	154,535	—

Total operating costs and expenses	293,319	100,124

INCOME (LOSS) FROM OPERATIONS	(86,224)	108,994
INTEREST EXPENSE—Net	57,794	55,311

INCOME (LOSS) BEFORE INCOME TAXES	(144,018)	53,683
INCOME TAX BENEFIT	(67,363)	(543)

NET INCOME (LOSS)	$(76,655)	$54,226

NET INCOME (LOSS) PER SHARE—Basic	$(0.28)	$0.44

NET INCOME (LOSS) PER SHARE—Diluted	$(0.28)	$0.43

See notes to condensed consolidated financial statements.

PANAMSAT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2004	September 30, 2005
REVENUES:
Operating leases, satellite services and other	$607,165	$621,183
Outright sales and sales-type leases	12,185	10,595

Total revenues	619,350	631,778

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	2,224	(4,303)
Depreciation and amortization	220,969	205,791
Direct operating costs (exclusive of depreciation and amortization)	118,484	99,811
Selling, general and administrative expenses	88,814	57,474
Loss on undesignated interest rate swap	—	305
Sponsor management fees	—	10,444
Loss on termination of sales-type lease	—	2,307
Transaction-related costs	155,035	—
Facilities restructuring and severance costs	4,508	3,974
Satellite impairment loss	99,946	—

Total operating costs and expenses	689,980	375,803

INCOME (LOSS) FROM OPERATIONS	(70,630)	255,975
INTEREST EXPENSE—Net	122,503	232,463

INCOME (LOSS) BEFORE INCOME TAXES	(193,133)	23,512
INCOME TAX EXPENSE (BENEFIT)	(95,215)	359

NET INCOME (LOSS)	$(97,918)	$23,153

NET INCOME (LOSS) PER SHARE—Basic	$(0.26)	$0.21

NET INCOME (LOSS) PER SHARE—Diluted	$(0.26)	$0.21

See notes to condensed consolidated financial statements.

PANAMSAT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2004	September 30, 2005
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,982	$87,860
Accounts receivable—net	69,380	62,130
Net investment in sales-type leases	24,776	15,294
Prepaid expenses and other current assets	26,595	28,460
Deferred income taxes	7,817	7,817
Assets held for sale	3,300	—

Total current assets	170,850	201,561
SATELLITES AND OTHER PROPERTY AND EQUIPMENT—Net	1,955,664	1,984,222
NET INVESTMENT IN SALES-TYPE LEASES	74,990	65,046
GOODWILL	2,244,131	2,244,131
DEFERRED CHARGES AND OTHER ASSETS—Net	326,296	375,173

TOTAL ASSETS	$4,771,931	$4,870,133

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$69,456	$103,862
Current portion of long-term debt	4,100	16,550
Current portion of satellite incentive obligations	13,148	13,012
Accrued interest payable	45,589	17,157
Dividends payable	—	47,507
Deferred gains and revenues	26,618	26,839

Total current liabilities	158,911	224,927
LONG-TERM DEBT	3,859,038	3,194,796
DEFERRED INCOME TAXES	31,779	30,512
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	271,100	385,477

TOTAL LIABILITIES	4,320,828	3,835,712

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock; 0 shares and 50,000,000 shares authorized at December 31, 2004 and September 30, 2005, respectively, and 0 shares outstanding at both December 31, 2004 and September 30, 2005	—	—
Common stock $0.01 par value; 131,697,822 and 400,000,000 shares authorized, at December 31, 2004 and September 30, 2005, respectively, and 72,580,647 and 122,598,093 shares outstanding at December 31, 2004 and September 30, 2005, respectively	726	1,226
Additional paid-in-capital	131,690	992,933
Retained earnings	320,883	43,745
Accumulated other comprehensive income	1,222	100
Other stockholders' equity	(3,418)	(3,583)

TOTAL STOCKHOLDERS' EQUITY	451,103	1,034,421

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,771,931	$4,870,133

See notes to condensed consolidated financial statements.

PANAMSAT HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(IN THOUSANDS, EXCEPT SHARE DATA)

					Accumulated Other Comprehensive Income, net of tax
	Common Stock
			Additional Paid-In Capital	Retained Earnings		Other Stockholders' Equity		Comprehensive Income
	Shares	Amount					Total
BALANCE, JANUARY 1, 2005	72,580,647	$726	$131,690	$320,883	$1,222	$(3,418)	$451,103
Fractional share payment—reverse stock split	(24)	—	—	—	—	—	—
Additional issuances of common stock—initial public offering	50,000,000	500	899,500	—	—	—	900,000
Foreign currency translation adjustment	—	—	—	—	401	—	401	$401
Unrealized loss on interest rate hedge	—	—	—	—	(1,523)	—	(1,523)	(1,523)
Transaction costs capitalized to equity	—	—	(40,923)	—	—	—	(40,923)	—
Stock compensation	—	—	781	—	—	—	781	—
Issuance of restricted shares	17,470	—	350	—	—	(350)	—	—
Deferred compensation reclass—deferred stock units	—	—	1,535	—	—	—	1,535	—
Amortization of deferred compensation	—	—	—	—	—	185	185	—
Dividends to stockholders	—	—	—	(300,291)	—	—	(300,291)	—
Net income	—	—	—	23,153	—	—	23,153	23,153

BALANCE, SEPTEMBER 30, 2005	122,598,093	$1,226	$992,993	$43,745	$100	$(3,583)	$1,034,421	$22,031

Other Stockholders' Equity:

	January 1, 2005	September 30, 2005
Excess of purchase price over historical cost basis of net assets acquired	$(3,418)	$(3,418)
Deferred compensation, net	—	(165)

TOTAL OTHER STOCKHOLDERS' EQUITY	$(3,418)	$(3,583)

See notes to condensed consolidated financial statements.

PANAMSAT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005
(IN THOUSANDS)

	September 30, 2004	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(97,918)	$23,153
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	220,969	205,791
Deferred income taxes	(98,457)	(170)
Amortization of debt issuance costs and other deferred charges	7,698	14,820
Loss on undesignated interest rate swap	—	305
Accretion on senior discount notes	—	20,108
Provision for uncollectible receivables	31,982	(2)
Loss on early extinguishment of debt	20,589	24,161
Satellite impairment loss	99,946	—
Loss on Galaxy 10R XIPS anomaly	9,090	—
Facilities restructuring and severance costs	4,309	3,998
Reversal of sales-type lease liabilities	(3,727)	(4,303)
Loss on termination of sales-type lease	—	2,307
Gain on disposal of fixed assets	(1,332)	—
Other non-cash items	(3,950)	(1,294)
Changes in assets and liabilities:
Collections on investments in sales-type leases	19,035	19,922
Operating leases and other receivables	6,166	6,049
Prepaid expenses and other assets	(4,222)	(1,107)
Accounts payable and accrued liabilities	(49,345)	(9,688)
Deferred gains and revenues	1,209	(33,173)

NET CASH PROVIDED BY OPERATING ACTIVITIES	162,042	270,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(103,299)	(142,179)
Insurance proceeds from satellite recoveries	286,915	—
Net sales of short-term investments	374,097	—
Proceeds from sale of teleport	—	3,161
Acquisitions, net of cash acquired	(522)	(41,863)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	557,191	(180,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock — initial public offering	—	900,000
Issuance of long-term debt	3,512,615	—
Repayments of long-term debt	(1,443,459)	(671,900)
Dividends to stockholders	—	(252,785)
Capitalized transaction costs	(152,064)	—
Capitalized costs of initial public offering	—	(40,923)
Capitalized debt issuance costs	—	(739)
New incentive obligations	16,250	—
Repayments of incentive obligations	(9,571)	(9,464)
Funding of capital expenditures by customer	—	33,464
Repurchase of treasury stock	(2,784,556)	—
Reissuance of treasury stock	757	—
Capital contributed by affiliate	9,200	—
Other equity related transactions	3,384	19

NET CASH USED IN FINANCING ACTIVITIES	(847,444)	(42,328)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	328	1,210

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(127,883)	48,878
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	176,087	38,982

CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,204	$87,860

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received for interest	$6,955	$2,340

Cash paid for interest	$134,453	$222,111

Cash received for taxes	$122	$69

Cash paid for taxes	$3,422	$7,243

See notes to condensed consolidated financial statements.

PANAMSAT HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

        Within these unaudited condensed consolidated financial statements, PanAmSat Holding Corporation and its subsidiaries are referred to as "Holdco", "we", "us" and "our". The term "PanAmSat" refers to PanAmSat Corporation, our wholly-owned subsidiary.

        These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that management considers necessary to present fairly the financial position as of September 30, 2005, results of operations for the three and nine months ended September 30, 2004 and 2005 and cash flows for the nine months ended September 30, 2004 and 2005. Certain prior period amounts have been reclassified to conform to the current period's presentation. Operating results for the three and nine months ended September 30, 2004 and 2005 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our audited financial statements for the year ended December 31, 2004 included in our registration statement on Form S-1 (File No. 333-121463) filed with the SEC, as such registration statement became effective on March 16, 2005, and all of our other filings filed with the SEC from March 16, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

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

(2)   Initial Public Offering

        On March 22, 2005, we consummated an initial public offering of 50 million shares of our common stock at $18 per share and used the net proceeds to make an equity contribution to PanAmSat of approximately $658.4 million and to pay a $200 million dividend to our then pre-existing stockholders. PanAmSat used this equity contribution to repay approximately $265.0 million of the borrowings under its Term Loan A Facility and on April 1, 2005, it redeemed $353.5 million, or 35%, of its 9% senior notes and paid a redemption premium of $31.8 million to holders of those notes. In connection with and contingent upon our initial public offering, PanAmSat's senior secured credit facilities were amended to, among other things:

  •
  increase the amount of permitted dividends;

  •
  eliminate the requirement that PanAmSat repay the term loans under the senior secured credit facilities with excess cash flow;

  •
  lower the maximum total leverage ratio required by the senior secured credit facilities;

  •
  convert the Term Loan B Facility to a new Term Loan B-1 Facility under the existing senior secured credit facilities, with lower applicable margins;

  •
  permit the payment of the management fee payable to the Sponsors in connection with the termination of the management services agreement. (See Note 13 "Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization—Transactions with the Sponsors and their Affiliates"); and

  •
  conform the change of control definition to the change of control definition in the indenture governing PanAmSat's 9% senior notes.

(3)   PanAmSat/Intelsat Merger

        On August 29, 2005, we and Intelsat, Ltd. announced that the two companies signed a definitive merger agreement under which Intelsat will acquire us for $25 per share in cash, or $3.2 billion. Under the agreement, which was approved unanimously by the boards of directors of both companies, Intelsat will acquire all of our outstanding common shares. Also in connection with the merger, our board of directors approved the adoption of a severance plan, on terms similar to our existing severance plan, and authorized a retention pool of up to $10 million for non-senior management employees.

        On October 26, 2005, our shareholders approved and adopted the merger agreement. Consummation of the merger remains subject to various conditions, including satisfaction of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act"), waiting period, receipt of Federal Communications Commission approvals, receipt of financing and other conditions. Also on October 26, 2005, we received a request from the United States Department of Justice, or DOJ, for additional information and documentary materials in connection with the merger. The effect of this request is to extend the waiting period imposed by the HSR Act until 30 days after the parties have substantially complied with the request, unless that period is terminated earlier by the DOJ or extended voluntarily. If the conditions to the merger are satisfied or waived (to the extent permitted by applicable law), we expect to consummate the merger in the second or third quarter of 2006.

(4)   Dividend Policy

        Our board of directors adopted a dividend policy that became effective upon the closing of our initial public offering. Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders. On March 21, 2005, our board of directors declared a partial quarterly dividend for the period from March 22, 2005 to March 31, 2005 in the amount of $0.043056 per share, or an aggregate of approximately $5.28 million, which was paid on April 15, 2005, to stockholders of record as of March 31, 2005. On June 20, 2005, our board of directors declared a quarterly dividend for the period from April 1, 2005 to June 30, 2005 in the amount of $0.3875 per share, or an aggregate of approximately $47.5 million, which was paid on July 15, 2005, to stockholders of record as of June 30, 2005. On September 19, 2005, our board of directors declared a quarterly dividend for the period from July 1, 2005 to September 30, 2005 in the amount of $0.3875 per share, or an aggregate of approximately $47.5 million, which was paid on October 14, 2005, to stockholders of record as of September 30, 2005.

(5)   Stock Split, Reverse Stock Split and Amended and Restated Certificate of Incorporation

        In connection with the Recapitalization, on August 20, 2004, PanAmSat's board of directors effected an approximately 4.37 for 1 stock split of PanAmSat's common stock. In addition, on March 1, 2005, we amended and restated our certificate of incorporation to (i) effect a reverse stock split of our outstanding shares of common stock on a one for 1.518628 basis and (ii) increase the number of authorized shares from 200 million to 450 million, consisting of 400 million shares of common stock and 50 million shares of preferred stock. The amended and restated certificate of incorporation provides that our board of directors is authorized to provide for one or more series of preferred stock and fix the number of shares, voting power, preferences and other special rights in each series. No such series of preferred stock has been designated and no shares of preferred stock have been issued. All share and per share amounts, as well as the par value amount and additional paid in capital amount related to these shares within these condensed consolidated financial statements, have been restated for all the periods presented to give retroactive effect to the stock split and the reverse stock split.

(6)   Long-Term Debt

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

        During the nine months ended September 30, 2005, we recorded non-cash charges totaling approximately $24.2 million for unamortized debt issuance costs written off as a result of the $353.5 million redemption of PanAmSat's 9% senior notes and the $318.4 million of voluntary debt repayments made on PanAmSat's Term Loan A facility during this period.

        As of December 31, 2004 and September 30, 2005, long-term debt consisted of the following (in thousands):

	December 31, 2004	September 30, 2005
6 3/8% Notes due 2008	$150,000	$150,000
8 1/2% Notes due 2012	1,190	1,190
6 7/8% Notes due 2028	125,000	125,000
Transaction Related Financing:
Revolving Credit Facility	—	—
Term Loan A due 2009	674,310	355,910
Term Loan B/Term Loan B-1 due 2011	1,647,500	1,647,500
9% Senior Notes due 2014	1,010,000	656,500
10 3/8% Senior Discount Notes due 2014	255,138	275,246

	3,863,138	3,211,346
Less: current maturities	4,100	16,550

Total Long-Term Debt	$3,859,038	$3,194,796

        At September 30, 2005, we had total debt outstanding of approximately $3.2 billion, including current maturities of $16.6 million related to our Term Loan B-1 facility due 2011.

        On October 19, 2004, pursuant to Rule 144A under the Securities Act of 1933, as amended, we issued $416.0 million aggregate principal amount at maturity of our 10 3/8% senior discount notes due 2014. All of the proceeds of that offering, less discounts, commissions and expenses, or approximately

$245.8 million, were paid on October 19, 2004 as a dividend to our stockholders. On May 31, 2005, we exchanged all the outstanding notes for an equal amount of 10 3/8% senior discount notes due 2014, or Senior Discount Notes, which are registered under the Securities Act of 1933 and which have substantially similar terms. The Senior Discount Notes accrete at the rate of 10 3/8% per annum, compounded semi-annually to, but not including, November 1, 2009. From and after November 1, 2009, cash interest on the Senior Discount Notes will accrue at the rate of 10 3/8% per annum, and will be payable semiannually in arrears on May 1 and November 1 of each year, commencing on May 1, 2010, until maturity. As of September 30, 2005, the accreted balance of approximately $275.2 million was outstanding in relation to these notes.

        Our primary source of liquidity is cash flow generated from the operations of our subsidiaries, including PanAmSat. Our ability to pay dividends on our common stock and make payments on our Senior Discount Notes is dependent on the earnings and the distribution of funds from PanAmSat. The agreements governing PanAmSat's senior secured credit facilities and 9% senior notes are the two contractual obligations of PanAmSat that significantly restrict its ability to pay dividends or otherwise transfer assets to Holdco. Payment of dividends is also subject to compliance with Delaware law.

        Concurrent with the completion of our initial public offering, we amended PanAmSat's senior secured credit facilities. Borrowings under PanAmSat's senior secured credit facilities bear interest at the borrower's option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin, and are subject to adjustment based on a pricing grid.

        PanAmSat's senior secured credit facilities are comprised of a $250.0 million revolving credit facility, which will terminate in August 2009, an $800.0 million Term Loan A Facility, which matures in August 2009, and a $1,647.5 million Term Loan B-1 Facility, which matures in August 2011. At September 30, 2005, the interest rate on the Term Loan A Facility was 1 month LIBOR of 3.82% plus 1.75%. At September 30, 2005, the Term Loan B-1 facility was split into two tranches in order to provide for the principal payment of $4.1 million which is due on November 18, 2005. The first tranche in the amount of $4.1 million, which is subject to the principal paydown, had an interest rate of 2 month LIBOR of 3.80% plus 2.00%. The remaining tranche, in the amount of $1,643.4 million, had an interest rate of 3 month LIBOR of 3.86% plus 2.00%. The revolving credit facility was undrawn. These rates are subject to change based upon our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of September 30, 2005, on an annual basis was 0.25%. As of September 30, 2005, we had outstanding letters of credit totaling $49.2 million. Outstanding letters of credit reduce our ability to borrow against the revolving credit facility by an equivalent amount. Any amounts borrowed under the revolving credit facility would bear interest at 1 month LIBOR plus 1.75% as of September 30, 2005, although this interest rate is subject to adjustment based on our total leverage ratio.

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

        In connection with the Recapitalization, in August 2004, we completed a tender offer for substantially all of our $275 million 6 1/8% Notes due 2005 and our $800 million 8 1/2% Senior Notes due 2012. We completed the redemption of our remaining 6 1/8% Notes due 2005 in October 2004. In September 2004, we repaid the outstanding balance under our revolving credit facility.

        As of September 30, 2005, PanAmSat had outstanding 10 and 30-year fixed rate notes totaling $275.0 million which were issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of September 30, 2005, are $150.0 million at 6 3/8% due 2008 and $125.0 million at 6 7/8% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

        As of September 30, 2005, PanAmSat also had outstanding $1.2 million of its 8 1/2% senior notes due 2012. These notes are unsecured, and are unconditionally guaranteed by each of PanAmSat's domestic restricted subsidiaries existing prior to the Recapitalization.

        We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of September 30, 2005, we were in compliance with all such covenants.

(7)   Interest Rate Swap Agreements

        In accordance with the agreement governing PanAmSat's old senior secured credit facilities that were repaid in 2004, PanAmSat was party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. In June of 2004, in connection with the repayment of the term loan B-1 facility of PanAmSat's old credit facility, PanAmSat's cash flow hedge became undesignated and therefore changes in the fair value of the interest rate swap have been recorded within our consolidated statement of operations from that time. In August 2005, this agreement expired.

        On March 14, 2005, PanAmSat entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million from March 14, 2008 until expiration on March 15, 2010. In relation to this swap agreement, PanAmSat exchanged its floating-rate obligation on $1.25 billion of its Term Loan B-1 facility for a fixed-rate obligation, subject to scheduled rate increases based on the LIBOR rate used.

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

        The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. From the inception of the interest rate swap agreement through May 24, 2005, the interest rate swap was undesignated and the increase in the fair value of the related obligation of approximately $18.6 million was recorded within loss on undesignated interest rate swap in our consolidated statement of operations for the quarter ended June 30, 2005, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133. Between May 25, 2005 and June 30, 2005, the interest rate swap was designated as a cash flow hedge and deemed effective, and therefore qualified for hedge accounting treatment under SFAS No. 133. In accordance with SFAS No. 133, changes in the hedged asset or liability representing the effectiveness of the hedge were recorded within comprehensive income (loss) in our consolidated balance sheet. The ineffective portion of the hedge (approximately $630 thousand) was recorded as an adjustment to interest expense in the consolidated statement of operations for the quarter ended June 30, 2005.

        Pursuant to SFAS No. 133 we are required to perform a quarterly analysis of the effectiveness of the hedge. Under SFAS No.133 in order to maintain the effectiveness of the hedge, an effectiveness rate of between 80% and 125% must be maintained. This effectiveness rate is calculated by dividing the cumulative change in the hedge liability by the cumulative change in the cash flows of the debt being hedged. As a result of this test, it was determined that the interest rate swap agreement was no longer an effective hedge, and therefore did not qualify for hedge accounting treatment under SFAS No. 133. As a result, the interest rate swap was undesignated and therefore pursuant to the guidance within SFAS No. 133, the reduction in the fair value of the interest rate swap obligation of approximately $18.3 million was recorded as a gain on undesignated interest rate swap in our consolidated statement of operations for the three months ended September 30, 2005. The net loss on undesignated interest rate swap for the nine months ended September 30, 2005 was $0.3 million. As of September 30, 2005 the liability related to this interest rate swap of $3.2 million was included in deferred credits and other within our condensed consolidated balance sheet.

        On the interest rate reset date of September 14, 2005, the interest rate which the counterparties will utilize on December 14, 2005 to compute interest due to PanAmSat was determined to be 3.857%. This will result in PanAmSat paying the counterparties approximately $206 thousand on December 14, 2005 (the difference between the rate PanAmSat must pay of 3.922% and the rate it will receive from the counterparties of 3.857%).

(8)   Stock-Based Compensation

        Effective January 1, 2003, we adopted the fair value recognition provision of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock Based Compensation," prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", as revised by FASB Statement No. 123(R) "Share-Based Payment" ("SFAS No. 123R") issued in December 2004. Since December 31, 2004, we have issued the following awards (after giving effect to the August 20, 2004 stock split and the March 1, 2005 reverse stock split):

Outstanding At:	Employee Stock Options Granted	Deferred Stock Units Granted
December 31, 2004	5,043,797	202,213
2005 grants	26,339	—

September 30, 2005	5,070,136	202,213

        PanAmSat issued stock options to purchase its common stock to certain employees and directors subsequent to the Recapitalization. These stock options were assumed by Holdco on October 8, 2004. All in-the-money employee stock options and all restricted stock units granted prior to the Recapitalization, other than stock options and restricted stock units held by certain members of management, were cashed out in the Recapitalization. All out-of-the-money stock options were cancelled without payment. Certain members of our management agreed not to have certain of their equity interests cashed out in the Recapitalization; existing options, restricted shares and restricted stock units granted to such individuals remained outstanding as options and deferred stock units following the Recapitalization and were converted into options and deferred stock units of Holdco upon the contribution of PanAmSat's common stock to us.

        Employee stock options granted prior to the Recapitalization in August 2004 were scheduled to vest ratably over three years. The stock options granted after the Recapitalization vest over five to eight years. Portions of these awards vest over a five-year period based upon the passage of time and portions vest over an eight year period, which may be reduced if certain pre-established company operating performance targets are achieved. Compensation expense for these nonqualified stock options is based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value and the amount of compensation is charged to expense over the vesting period of the options. We recorded compensation expense related to our outstanding stock options of approximately $114 thousand and $266 thousand for the three months ended September 30, 2004 and

2005, respectively and $196 thousand and $780 thousand for the nine months ended September 30, 2004 and 2005, respectively.

        Prior to the consummation of the Recapitalization, restricted stock units granted in 2003 and 2004 were scheduled to vest 50% on the second anniversary of the grant date and the remaining 50% on the third anniversary. Stock compensation expense was being recognized over the vesting period based on our stock price on the grant date. We recorded compensation expense related to the restricted stock units of approximately $0.4 million and $1.7 million during the three and nine months ended September 30, 2004.

        In connection with, and as a result of, the Recapitalization, 202,213 deferred stock units were granted to certain of PanAmSat's employees. These deferred stock units were granted under PanAmSat's deferred compensation plan and are payable in our common stock. As of September 30, 2005, all of these deferred stock units were outstanding. We recorded compensation expense related to these deferred stock units of approximately $0.1 million and $0.7 million, respectively, during the three and nine months ended September 30, 2005.

        The following table illustrates the effect on net income as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income (loss), as reported	$(76,655)	$54,226	$(97,918)	$23,153
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	6,389	218	7,281	954
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(6,384)	(218)	(9,685)	(954)

Pro forma net income (loss)	$(76,650)	$54,226	$(100,322)	$23,153

Net income (loss) per share:
Basic—as reported	$(0.28)	$0.44	$(0.26)	$0.21

Basic—pro forma	$(0.28)	$0.44	$(0.27)	$0.21

Diluted—as reported	$(0.28)	$0.43	$(0.26)	$0.21

Diluted—pro forma	$(0.28)	$0.43	$(0.27)	$0.21

        On June 8, 2005, the Compensation Committee of our board of directors and that of PanAmSat approved a combined compensation program for non-employee directors. Costs of this compensation program are shared equally by us and PanAmSat. Non-employee directors are compensated $70,000 per annual term, $35,000 paid in cash, quarterly and as earned, and $35,000 paid in shares of our common stock, calculated using the closing price of our common stock on the day prior to the grant date.

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

        During the three and nine months ended September 30, 2005 we recorded expenses of approximately $0.1 million and $0.2 million, respectively, related to this compensation program.

(9)   Facilities Restructuring and Severance Costs

        Facilities restructuring and severance costs were $2.1 million and $0.2 million for the three months ended September 30, 2004 and 2005, and $4.5 million and $4.0 million for the nine months ended September 30, 2004 and 2005, respectively.

        In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan included the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead, Florida teleport was closed in 2003 and our Spring Creek, New York teleport was closed in June 2004. Our Spring Creek teleport was sold on October 28, 2004. On June 3, 2005, we completed the sale of our Homestead teleport for approximately $3.2 million, net of associated selling costs. During the three months ended September 30, 2004 and 2005, we recorded credits of $0.2 million and charges of $0, respectively, and during the nine months ended September 30, 2004 and 2005 we recorded charges of $0.8 million and $2.5 million, respectively, related to this teleport consolidation plan, representing severance costs in 2004 and certain costs incurred in relation to equipment transferred to other locations in 2005.

        On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. In an effort to further streamline our operations, in the first quarter of 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. As a result, we recorded a non-cash charge of $1.4 million during the first quarter of 2004 reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach. Additionally, in the third quarter of 2004 we recorded a non-cash charge of approximately $2.3 million due to a reduction in future anticipated sublease income related to one of our idle facilities. We recorded a non-cash charge of approximately $0.5 million in the nine months ended September 30, 2005 in relation to increased future lease costs related to one of our idle facilities.

        In October 2003 and October 2004, our management approved plans to reduce our workforce by approximately 45 employees and 25 employees, respectively. During the three months ended September 30, 2004 and 2005, we recorded severance charges of $0 and $0.2 million, respectively, and during the nine months ended September 30, 2004 and 2005, we recorded charges of $0 and $1.0 million, respectively, in relation to these plans. These severance costs were primarily related to employee compensation, benefits and outplacement services.

        The following table summarizes the recorded accruals and activity related to our teleport consolidation, facilities restructuring and severance charges during the nine months ended September 30, 2005 (in millions):

	Facilities Restructuring	Teleport Consolidation	Severance Costs	Total
Balance as of January 1, 2005	$6.3	$0.3	$0.5	$7.1
Restructuring charges	0.5	2.5	1.0	4.0
Less: non-cash items	—	(2.5)	—	(2.5)
Less: net cash payments	(1.2)	(0.2)	(1.0)	(2.4)

Balance as of September 30, 2005	$5.6	$0.1	$0.5	$6.2

        We expect to pay the $0.6 million of liabilities related to our severance costs and teleport consolidation plans within the next year and we expect to pay the $5.6 million of liabilities related to our facilities restructuring plan over the next six years.

(10) Interest Expense—Net

        Interest expense for the three months ended September 30, 2004 and 2005 is recorded net of capitalized interest of $2.0 million and $7.3 million, respectively, and interest income of $1.7 million and $0.8 million, respectively. Interest expense for the nine months ended September 30, 2004 and 2005 is recorded net of capitalized interest of $4.3 million and $18.3 million, respectively, and interest income of $6.8 million and $2.1 million, respectively. Included in interest expense for the three and nine months ended September 30, 2004 is approximately $15.1 million and $20.6 million, respectively, for the write-off of unamortized debt issuance costs related to the June 2004 prepayment under the term loan B facility of PanAmSat's old credit facility and August 2004 repayments of certain indebtedness. Included in interest expense for the three and nine months ended September 30, 2005 is approximately $0 million and $56.0 million, respectively, of unamortized debt issuance costs which were written-off as a result of the prepayment of $290.0 million on PanAmSat's senior secured credit facilities on March 22, 2005, the redemption of $353.3 million, or 35%, of PanAmSat's 9% senior notes on April 1, 2005, including a redemption premium of $31.8 million paid to the holders of these notes, and the voluntary prepayment of $28.4 million on June 17, 2005 under PanAmSat's Term Loan A facility from available cash on hand.

(11) Acquisitions

        On August 31, 2005, PanAmSat acquired multiple European orbital slots, as well as a satellite with European, Middle Eastern, African and Asian coverage from Alcatel, a French communications company, for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.3 million, including $9.0 million of contingent performance payments due to Alcatel in addition to the purchase price. This acquisition was accomplished in order to strengthen our presence in these markets and expand our global reach into key growth regions. Through September 30, 2005, we paid $41.9 million of this aggregate purchase price from cash on hand. The satellite acquired, formerly known as Europe*Star 1, was renamed PAS-12, and is capable of providing a broad range of enhanced services to European customers for program distribution, broadcast contribution and enterprise networking. The agreement provides for purchase price installments and performance payment installments contingent on the future performance of the satellite.

        The results of this acquisition have been included in our fixed satellite services segment from the date of acquisition.

        The purchase price allocation for this acquisition has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available. The $60.2 million purchase price represents $73.5 million allocated to assets acquired less $13.3 million allocated to liabilities and costs incurred. Of the assets acquired, $2.0 million was allocated to intangible assets, of which approximately $1.8 million allocated to orbital slots was determined to have an indefinite life. The remaining tangible assets acquired include the PAS-12 satellite, non-satellite equipment and a 51% investment in an entity affiliated with Alcatel. The $13.3 million of liabilities and costs incurred primarily represents $9.0 million of contingent performance incentive obligations.

(12) Commitments and Contingencies

Satellite Incentive Obligations

        Satellite contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction if the satellite fails to meet specific technical operating standards. Certain of our satellite construction contracts also provide that certain amounts paid by us during the construction phase are subject to refund (with interest) if the satellite fails to meet these technical operating standards. As of September 30, 2005, we had $110.1 million of liabilities recorded in relation to these satellite incentive obligations.

Satellite Commitments

        As of September 30, 2005, we had approximately $184.6 million of expenditures remaining under existing satellite construction contracts and $83.0 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of September 30, 2005, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

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

        The manufacturer of Galaxy 16 and Galaxy 18 is in the process of emerging from Chapter 11 bankruptcy. Both the Galaxy 16 and Galaxy 18 construction contracts have been approved by the bankruptcy court. Our agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. We also have a security interest in the satellites under construction by this manufacturer. In June 2005, we entered into launch agreements for these two satellites. Pursuant to these agreements, $65.8 million previously paid for the launch of Galaxy 8-iR will be applied to the launch of our Galaxy 16 satellite.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS-6B Ku-band satellite and the C-band portion of our PAS-3R satellite. In July 2005, PanAmSat Corporation signed an agreement for the launch of this satellite in the first quarter of 2007.

        On August 1, 2005, PanAmSat formed its second 50-50 joint venture with JSAT International, Inc., or JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74 degrees west longitude. The joint venture is named Horizons-2. The satellite will support digital video, high-definition television (HDTV) and IP-based content distribution networks to broadband Internet and satellite news gathering services (SNG) in the United States. This Horizons-2 satellite will be constructed over the next two years and is expected to be in service by late 2007. The total investment in this joint venture is expected to be approximately $160 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. PanAmSat's investment in this joint venture is being accounted for using the equity method. As of September 30, 2005 we have recorded a liability of $79.8 million within our condensed consolidated financial statements in relation to the future funding of this investment.

        On August 14, 2005, we successfully launched our Galaxy 14 satellite into orbit. This satellite will be co-located with Galaxy 12 at 125 degrees west longitude.

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

        In July 2003, we filed a proof of loss under the insurance policy for our Galaxy 4R satellite after the secondary xenon-ion propulsion system, or XIPS, on this satellite ceased working. Later in 2003, we settled an insurance claim on this satellite related to the failure of its propulsion system and received $102.6 million from insurers representing approximately 83% of the insurance coverage on the satellite. In March 2004, we reached an agreement with, and received $26.9 million from, the insurer representing the remaining 17% of the insurance coverage on this satellite. The settlement with the insurer representing 17% coverage includes a future sharing of revenues actually received from the satellite. We proportionately offset the proceeds from these settlements against the insured carrying value of the satellite and the net investment in sales-type lease. We are constructing a replacement satellite for Galaxy 4R, which is scheduled to be launched in 2006, prior to the end of Galaxy 4R's useful life.

        As of September 30, 2005, we had in effect launch and in-orbit insurance policies covering five satellites in the aggregate amount of approximately $458.7 million. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $596.1 million. We had 19 uninsured satellites in orbit as of September 30, 2005. In July 2005, the insurance policy on our PAS-9 satellite expired and was not replaced. As a result, PAS-9 is no longer insured. As of September 30, 2005, PAS-9 had approximately $99 million of net book value and other insurable costs. Our HGS-5 satellite, which had been operating in an inclined orbit, was de-orbited on September 29, 2005. HGS-5 had a net book value and other insurable costs of $0. Our currently uninsured satellites are: PAS-4, which is used as a backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; Galaxy 1R, Galaxy 3R, and SBS-6, which are approaching the end of their useful lives; Galaxy 4R, Galaxy 10R, Galaxy 11 and PAS-1R, for which we received insurance proceeds for partial losses; PAS-2, PAS-3R, PAS-6B, PAS-8, PAS-9, Galaxy 9, and Galaxy 12, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3 and Leasat, which have an aggregate book value of approximately $0.5 million. Our Galaxy 9 and Galaxy 14 satellites currently serve as in-orbit backups for the C-band portions of Galaxy 1R, Galaxy 3C, Galaxy 4R, Galaxy 10R, Galaxy 11, Galaxy 12 and Galaxy 13/Horizons 1. The C-band portion of the satellites that are currently covered by C-band in-orbit backups had an aggregate net book value of approximately $314.6 million as of September 30, 2005.

        Of the insured satellites, as of September 30, 2005, one was covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, or Significant Exclusion Policies. The exclusions reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/ Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have available redundant XIPS as its primary propulsion system. Certain enhancements have been made to the XIPS on this satellite to make the systems more robust. In addition, Galaxy 13/Horizons 1 has available backup bi-propellant of approximately 11.3 years as of September 30, 2005.

        At September 30, 2005, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $986.7 million. Of this amount, $894.2 million related to uninsured satellites and $92.5 million related to satellites insured by Significant Exclusion Policies.

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

Operating Leases

        We have commitments for operating leases primarily relating to our executive office facilities in Wilton, Connecticut and other locations. These leases contain escalation provisions that call for increased payments in the event of increases in real estate taxes and operating expenses. As of September 30, 2005, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income aggregated $29.3 million.

Customer and Vendor Obligations

        We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us. As of September 30, 2005, we had commitments to provide equipment, services and other support under these customer contracts, which aggregated approximately $39.2 million.

        In July 2005, PanAmSat signed an agreement with a customer in which PanAmSat is a subcontractor and the customer is the prime contractor to its end user customer. In exchange for PanAmSat's engagement as a subcontractor on this project, PanAmSat has agreed to guarantee the prime contractor's $8.8 million performance bond.

        We have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of September 30, 2005, we had commitments under these vendor contracts which aggregated approximately $57.6 million related to the provision of equipment, services and other support.

Change-in-Control Obligations

        Certain of our senior executives are party to change-in-control severance agreements which provide for payment of severance and other benefits in the event of an involuntary termination of the executive's employment (as defined in such agreements) within three years after a change in control. The requisite changes of control required under these agreements have occurred and these agreements will apply if an involuntary termination of an executive occurs during the periods specified by the agreements. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be up to $11.1 million (net of tax benefits of $6.4 million).

        In connection with our pending merger with Intelsat, our board of directors approved the adoption of a 2005 Severance Pay Plan on terms similar to our existing 2003 Severance Pay Plan and authorized a retention pool of up to $10 million for employees. As of the current date, retention bonuses totaling approximately $8.0 million have been designated for employees. The 2005 Severance Pay Plan allows for the payment of enhanced severance to employees who are laid off or who resign for good reason (as defined in such plan) due to, and within 18 months following, a change in control (as defined in such plan). We are currently unable to estimate the amount which would be payable pursuant to the 2005 Severance Pay Plan in the event of a change in control.

        As more fully described in Note 8 "Stock Based Compensation", PanAmSat and Holdco granted stock options to certain employees subsequent to the Recapitalization. The options granted by PanAmSat were assumed by us in October 2004. In addition, certain employees also acquired common stock of Holdco. The vesting of the stock options accelerates in the event of certain changes in control of Holdco. Pursuant to contractual obligations, we could be obligated to make payments for vested options and to repurchase shares held by certain employees in the event of the death or qualifying disability of any such employee. In all other circumstances, we have the right, but not the obligation, to call the common stock held by employees and, therefore, no contingent obligation would exist for us.

        Upon the consummation of our pending merger with Intelsat, based upon the $25 per share merger consideration, assuming the acceleration of all outstanding options and other equity based arrangements and their conversion into a right to receive cash, each as required by the merger agreement, and assuming that the holders of such equity based arrangements receive the amounts described in the merger agreement, we will be required to recognize an expense of between $100 million and $110 million.

        We estimate that the maximum tax costs related to these obligations, including reimbursement of employee excise taxes and lost income tax deductions, would be approximately $40 million.

Foreign Withholding Taxes

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2002 is approximately $56.9 million. We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of approximately $49.2 million. As of September 30, 2005, we had paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group, which controlled us prior to the Recapitalization, agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

(13) Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization

Transactions with The DIRECTV Group and its Affiliates

        Until the consummation of the Recapitalization on August 20, 2004, The DIRECTV Group and its affiliates were related parties of ours.

        In relation to the tax separation agreement we entered into with The DIRECTV Group as part of the Recapitalization, we have recorded an $84.3 million receivable related to foreign withholding tax claims made against us by the Indian government, the related payments made to date by us on those claims, and for certain other foreign and domestic tax claims against us and tax payments made by us.

        We provide satellite capacity, telemetry, tracking and control, or TT&C, and other related services and facilities to several subsidiaries of The DIRECTV Group and purchase certain services and equipment from a subsidiary of The DIRECTV Group. Additionally, for the period prior to the consummation of the Recapitalization, we reimbursed The DIRECTV Group for the allocated costs of certain jointly incurred expense items, principally relating to administrative and other expenses. Revenues derived from The DIRECTV Group and its affiliates were $31.6 million and $95.4 million for the three and nine months ended September 30, 2004, respectively, or 15.3% and 15.4% of our total revenues for the respective periods.

        In addition, The DIRECTV Group leases office space to us in Long Beach, California and land for our teleport in Castle Rock, Colorado, and permits the participation by us and our employees in certain discount programs. Prior to the Recapitalization, The DIRECTV Group provided general liability insurance and certain administrative services to us, including the provision of certain advisory and audit services. During the three and nine months ended September 30, 2004, we incurred expenses related to such arrangements with The DIRECTV Group of approximately $0.7 and $1.7 million. In addition, during the three and nine months ended September 30, 2004, we purchased services and equipment from the DIRECTV Group of approximately $0.7 million and $1.6 million, respectively.

Transactions with The News Corporation and its Affiliates (Other than The DIRECTV Group)

        Until the consummation of the Recapitalization on August 20, 2004, The News Corporation and its affiliates were related parties of ours.

        We are a party to agreements with The News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. Revenues derived from The News Corporation and its affiliates were $24.4 million and $65.4 million for the three and nine months ended September 30, 2004, respectively, or 11.8% and 10.6% of our total revenues for the respective periods.

Effect of the Recapitalization

        As a result of the Recapitalization, effective August 20, 2004, The DIRECTV Group and The News Corporation were no longer related parties of ours and the Sponsors and their affiliates became related parties of ours.

Transactions with The Sponsors and Their Affiliates

        The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements for an aggregate consideration of $10.0 million. For the period from January 1, 2005 through March 22, 2005, we recorded approximately $10.4 million of expense for these management fees (including the termination payment). The annual advisory fee did not include, and the Sponsors may receive, additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Sponsors perform services above and beyond those previously called for by the agreements. For the period August 20, 2004 through September 30, 2004, we accrued $231 thousand of expense for these management fees. In addition, during the three and nine months ended September 30, 2005, we reimbursed the Sponsors for $0.1 million and $0.2 million, respectively, for expenses incurred.

        During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.1 million and $0.6 million of expenses during the three and nine months ended September 30, 2005, respectively, related to Capstone Consulting, all of which was paid through September 30, 2005.

        Certain members of our board of directors whose services are compensated are principals of or are affiliated with the Sponsors.

        We provide satellite capacity, TT&C and other related services to affiliates of one of the Sponsors. Revenues for these services were $0.5 million and $1.7 million for the three and nine months ended September 30, 2005, respectively. As of September 30, 2005, we had customer receivables related to these affiliates of approximately $0.2 million.

        Included in our total contracted backlog of $4.54 billion as of September 30, 2005 is approximately $3.6 million of contracted backlog from these affiliates of the Sponsors. Contracted backlog represents future cash payments expected from customers under all long-term contractual agreements.

        During the three and nine months ended September 30, 2005, we procured $0 million and $0.9 million, respectively, of insurance and insurance-related services from an affiliate of one of the Sponsors.

(14) Operating Segments

        SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131") establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. We have organized our company into two operating segments based upon the types of customers served, services provided and the economic characteristics of each segment. Our operating segments are:

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

        The DIRECTV Group and The News Corporation, which are customers of our FSS segment, comprised approximately 15.7% and 12.5% respectively, of our total revenues for the three months ended September 30, 2005 and approximately 15.8% and 12.4%, respectively, of our total revenues for the nine months ended September 30, 2005.

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

        Selected information for our operating segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues:
FSS	$191,945	$195,878	$570,154	$588,195
G2	20,497	19,737	64,918	62,718
Eliminations	(5,347)	(6,497)	(15,722)	(19,135)

Total Revenues	$207,095	$209,118	$619,350	$631,778

Depreciation and Amortization Expense:
FSS	$74,011	$68,564	$219,878	$204,914
G2	311	297	1,091	877

Total Depreciation and Amortization Expense	$74,322	$68,861	$220,969	$205,791

Income (loss) from Operations:
FSS	$(88,909)	$105,644	$(78,640)	$247,262
G2	2,685	4,430	8,010	10,934
Parent	—	(1,080)	—	(2,221)

Total Income (loss) from Operations	$(86,224)	$108,994	$(70,630)	$255,975

Segment EBITDA:
FSS	$156,236	$162,978	$459,254	$486,343

G2	$2,996	$4,798	$9,101	$12,288

Capital Expenditures:
FSS	$19,527	$74,172	$103,277	$140,641
G2	22	291	22	1,538

Total Capital Expenditures	$19,549	$74,463	$103,299	$142,179

	December 31, 2004	September 30, 2005
Assets:
FSS	$4,736,428	$4,840,659
G2	39,531	44,967
Parent	707,386	1,357,685
Eliminations	(711,414)	(1,373,178)

Total Assets	$4,771,931	$4,870,133

        The following table sets forth a reconciliation of Income from operations to Segment EBITDA for our FSS operating segment and our G2 operating segment for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
FSS Operating Segment:
Reconciliation of income (loss) from operations to Segment EBITDA:
Income (loss) from operations	$(88,909)	$105,644	$(78,640)	$247,262
Depreciation and amortization	74,011	68,564	219,878	204,914

EBITDA	(14,898)	174,208	141,238	452,176
Adjustment of sales-type leases to operating leases(a)	6,608	6,702	19,035	19,912
Loss on termination of sales-type leases(b)	—	—	—	2,307
Effect of Galaxy 10R anomaly(c)	9,090	—	9,090	—
Satellite impairment(d)	—	—	99,946	—
Restructuring charges(e)	2,080	138	4,508	3,497
Reserves for long-term receivables and sales-type leases(f)	(3,727)	—	24,419	(4,303)
Reversal of allowance for customer credits(g)	1,800	—	7,200	—
Transaction-related costs(h)	154,535	—	155,035	10,545
(Gain) loss on undesignated interest rate swap(i)	—	(18,332)	—	305
Other items(j)	748	262	(1,217)	1,904

Segment EBITDA	$156,236	$162,978	$459,254	$486,343

G2 Operating Segment:
Reconciliation of income from operations to Segment EBITDA:
Income from operations	$2,685	$4,430	$8,010	$10,934
Depreciation and amortization	311	297	1,091	877

EBITDA	2,996	4,727	9,101	11,811
Restructuring charges(e)	—	71	—	477

Segment EBITDA	$2,996	$4,798	$9,101	$12,288

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

(b)
For the nine months ended September 30, 2005, loss on termination of sales-type leases represents the non-cash loss of $2.3 million resulting from the conversion of one of our customer's sales-type lease agreements to an operating lease agreement in the first quarter of 2005.

(c)
For the three and nine months ended September 30, 2004, amounts represent certain non-cash charges resulting from the August 2004 XIPS anomaly on our Galaxy 10R satellite.

(d)
For the nine months ended September 30, 2004, satellite impairment represents the pre-tax impairment charge related to the anomalies experienced by our PAS-6 satellite during the first quarter of 2004, which resulted in this satellite being de-orbited on April 2, 2004.

(e)
Restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs. (See Note 9 "Facilities Restructuring and Severance Costs").

(f)
For the three months ended September 30, 2004, the adjustment represents the reversal of reserves established in relation to our sales-type leases. For the nine months ended September 30, 2004, amount represents the pre-tax charge for long-term receivable balances due from a customer of $28.1 million, partially offset by the reversal of reserves established in relation to our sales-type leases during the three months ended September 30, 2004. For the nine months ended September 30, 2005, amount represents the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellites that are no longer insured. During the nine months ended September 30, 2005, the insurance policies covering our Galaxy 4R and Galaxy 10R satellites expired and were not replaced and, as a result, these satellites and their related assets are no longer insured.

(g)
For the three and nine months ended September 30, 2004, we recorded an allowance for customer credits related to receivables from a customer affiliated with The News Corporation, as collectibility was not reasonably assured. The adjustment represents the amount of revenues that would have been recognized had the allowance for customer credits not been recorded.

(h)
For the three and nine months ended September 30, 2004, amount represents costs incurred in relation to the Recapitalization. These costs consisted of $138.2 million related to our debt tender offers, $9.5 million resulting from the cashing out of restricted stock units and stock options, $5.0 million of transaction related bonuses paid to certain of our executives and the remainder relating to the proxy solicitation and other costs. For the nine months ended September 30, 2005, amount represents (i) $10.0 million paid to the Sponsors on March 22, 2005 in relation to the termination of their respective management services agreement with us and (ii) non-capitalizable third party costs.

(i)
For the three months ended September 30, 2005, gain on undesignated interest rate swap represents the reduction in the fair value of the interest rate swap obligation recorded during the third quarter of 2005. For the nine months ended September 30, 2005, loss on undesignated interest rate swap represents changes in the fair value of the interest rate swap obligation through September 30, 2005.

(j)
For the three months ended September 30, 2004, other items consist of (i) $0.5 million of non-cash stock compensation expense and (ii) $0.2 million of expenses for management advisory services from the Sponsors. For the three months ended September 30, 2005, other items consist of (i) $0.1 million of reimbursed expenses which were paid to the Sponsors, (ii) $0.1 million of non-cash stock compensation expense and (iii) $0.1 million of acquisition fees. For the nine months ended September 30, 2004, other items consist of (i) $2.5 million of non-cash reserve adjustments and (ii) $1.3 million gain on the disposal of assets, partially offset by (x) $1.9 million of non-cash stock compensation expense, (y) $0.2 million loss from an investment accounted for by the equity method and (z) $0.3 million of transaction costs related to acquisitions not consummated. For the nine months ended September 30, 2005, other items consist of (i) $0.6 million of expenses for management advisory services from the Sponsors and reimbursed expenses which were paid to the Sponsors, (ii) $0.5 million loss on disposal of fixed assets, (iii) $0.7 million of non-cash stock compensation expense and (iv) $0.2 million of acquisition costs, less $0.1 million of gains on equity investment.

(15) Short-Term Investments

        For all periods presented herein investments in auction rate certificates have been reclassified from cash and cash equivalents to short-term investments on the consolidated balance sheet. The reclassification was effected because the certificates had stated maturities beyond three months. The amounts of the investments in auction rate certificates as of December 31, 2003 were $335.2 million and $0 at December 31, 2004 and September 30, 2004 and 2005, respectively. The reclassification resulted in changes in the 2004 consolidated statement of cash flows within the net sales (purchases) of short-term investments and the cash and cash equivalents balances.

(16) Earnings Per Share

        The following table sets forth the computation of net income (loss) per share for the three and nine months ended September 30, 2004 and 2005 (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income (loss)	$(76,655)	$54,226	$(97,918)	$23,153

Weighted Average number of common shares outstanding during the period	271,884,000	122,598,000	378,335,000	107,936,000
Add: common share equivalents	—	2,792,000	—	2,727,000

Total	271,884,000	125,390,000	378,335,000	110,663,000

Amounts per basic common share:
Net income (loss)	$(0.28)	$0.44	$(0.26)	$0.21

Amounts per diluted common share:
Net income (loss)	$(0.28)	$0.43	$(0.26)	$0.21

        For the three and nine months ended September 30, 2004, the weighted average impact of approximately 268,000 and 355,000 stock options respectively, and restricted stock units and shares related to other deferred compensation arrangements of approximately 669,000 and 960,000, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive.

(17) New Accounting Pronouncements

        In May 2005, FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 replaces APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a material impact on our consolidated financial statements.

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

(18) Subsequent Events

        On October 13, 2005, we successfully launched our Galaxy 15 satellite into orbit. This satellite will be co-located with Galaxy 1R at 133 degrees west longitude.

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

        Our board of directors adopted a dividend policy that became effective upon the closing of our initial public offering which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders. Consistent with this dividend policy, on April 15, 2005, we paid a partial quarter dividend in the aggregate amount of approximately $5.28 million, on July 15, 2005, we paid a full quarter dividend in the aggregate amount of approximately $47.5 million and on October 14, 2005, we paid a full quarter dividend in the aggregate amount of approximately $47.5 million.

        On August 31, 2005, PanAmSat acquired multiple European orbital slots, as well as a satellite with European, Middle Eastern, African and Asian coverage from Alcatel, a French communications company, for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.3 million, including $9.0 million of contingent performance payments due to Alcatel in addition to the purchase price. This acquisition was accomplished in order to strengthen our presence in these markets and expand our global reach into key growth regions. Through September 30, 2005, we paid $41.9 million of this aggregate purchase price from cash on hand. The satellite acquired, formerly known as Europe*Star 1, was renamed PAS-12, and is capable of providing a broad range of enhanced services to European customers for program distribution, broadcast contribution and enterprise networking. The agreement provides for purchase price installments and performance payment installments contingent on the future performance of the satellite.

        The results of this acquisition have been included in our fixed satellite services segment from the date of acquisition.

        On August 1, 2005, PanAmSat formed its second 50-50 joint venture with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74 degrees west longitude. The joint venture is named Horizons-2. The satellite will support digital video, high-definition television (HDTV) and IP-based content distribution networks to broadband Internet and satellite news gathering services (SNG) in the United States. This Horizons-2 satellite will be constructed over the next two years and is expected to be in service by late 2007. The total investment in this joint venture is expected to be approximately $160 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. PanAmSat's investment in this joint venture is being accounted for using the equity method. As of September 30, 2005 we have recorded a liability of $79.8 million within our condensed consolidated financial statements in relation to the future funding of this investment.

        On August 29, 2005, we and Intelsat, Ltd. announced that the two companies signed a definitive merger agreement under which Intelsat will acquire us for $25 per share in cash, or $3.2 billion. Under the agreement, which was approved unanimously by the boards of directors of both companies, Intelsat will acquire all of our outstanding common shares. Also in connection with the merger, our board of directors approved the adoption of a severance plan, on terms similar to our existing severance plan, and authorized a retention pool of up to $10 million for non-senior management employees.

        On October 26, 2005, our shareholders approved and adopted the merger agreement. Consummation of the merger remains subject to various conditions, including satisfaction of the HSR Act, waiting period, receipt of Federal Communications Commission approvals, receipt of financing and other conditions. Also on October 26, 2005, we received a request from the DOJ for additional information and documentary materials in connection with the merger. The effect of this request is to extend the waiting period imposed by the HSR Act until 30 days after the parties have substantially complied with the request, unless that period is terminated earlier by the DOJ or extended voluntarily. If the conditions to the merger are satisfied or waived (to the extent permitted by applicable law), we expect to consummate the merger in the second or third quarter of 2006.

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

Results of Operations—Three Months Ended September 30, 2004 and 2005

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2004	2005
	(In thousands, except per share data and percentages)
Revenues
Operating leases, satellite services and other	$203,268	$205,637	$2,369	1.2%
Outright sales and sales-type leases	3,827	3,481	(346)	(9.0)%

Total revenues	207,095	209,118	2,023	1.0%

Costs and expenses
Cost of outright sales and sales-type leases	2,224	—	(2,224)	(100.0)%
Depreciation and amortization expense	74,322	68,861	(5,461)	(7.3)%
Direct operating costs (exclusive of depreciation and amortization)	38,649	30,973	(7,676)	(19.9)%
Selling, general and administrative expenses	21,509	18,413	(3,096)	(14.4)%
Gain on undesignated interest rate swap	—	(18,332)	(18,332)	—
Facilities restructuring and severance costs	2,080	209	(1,871)	(90.0)%
Transaction-related costs	154,535	—	(154,535)	(100.0)%

Total operating costs and expenses	293,319	100,124	(193,195)	(65.9)%

Income (loss) from operations	(86,224)	108,994	195,218	226.4%
Interest expense—net	57,794	55,311	(2,483)	(4.3)%

Income (loss) before income taxes	(144,018)	53,683	197,701	137.3%
Income tax benefit	(67,363)	(543)	66,820	99.2%

Net income (loss)	$(76,655)	$54,226	$130,881	170.7%

Net income (loss) per share—basic	$(0.28)	$0.44	$0.72	257.1%

Net income (loss) per share—diluted	$(0.28)	$0.43	$0.71	253.6%

        Certain prior period FSS segment revenue amounts have been reclassified to different revenue service classifications to conform with the current period's presentation. In-orbit back-up service revenues and TT&C services revenues, which were classified within other services revenues during the third quarter of 2004, have been reclassified to video services revenues and network services revenues based upon the nature of the related customers' services. Additionally, consulting/technical services revenues, which were also classified within other services revenues during the third quarter of 2004, have been reclassified to its own service classification. See explanations of changes in FSS segment revenue classifications within "FSS Segment—FSS Revenue By Service-Type" below.

        Total Revenues—The increase in total revenues was primarily attributable to higher video services revenues of $7.6 million, partially offset by a $3.8 million reduction in network services revenues, lower consulting/technical services revenues of $1.0 million and lower government services revenues of $0.8 million. (See "Operating Segments" below).

        Cost of Outright Sales and Sales-Type Leases—The decrease in cost of sales-type leases from September 30, 2004 primarily relates to an adjustment of certain costs for outright sales and sales-type leases recorded during the third quarter 2004 related to the XIPS anomaly on Galaxy 10R. During the third quarter of 2004, an increase to cost of sales-type leases of approximately $5.9 million was partially offset by the reversal of approximately $3.7 million of in-orbit insurance liabilities related to sales-type leases that are no longer insured.

        Depreciation and Amortization Expense—The decrease in depreciation and amortization expense is due primarily to the following:

  •
  lower depreciation of $7.0 million on our Galaxy 3R satellite, which was fully depreciated in January 2005;

  •
  lower depreciation of $2.5 million on our Galaxy 10R satellite as the result of the insurance proceeds received in the fourth quarter of 2004; and

  •
  lower non-satellite depreciation of $1.8 million, resulting primarily from reduced non-satellite capital expenditures over the last twelve months, and property, plant and equipment which was written-off during the last twelve months; and

  •
  lower depreciation of $1.1 million on our Galaxy 5 satellite, which was de-orbited during the first quarter of 2005.

        These decreases were partially offset by higher depreciation of $6.9 million resulting from reduced end of life estimates for our Galaxy 11, PAS-1R and PAS-9 satellites, and additional depreciation resulting from the acquisition of PAS-12 as part of the Europe*Star acquisition.

        Direct Operating Costs (exclusive of depreciation and amortization)—The decrease in total direct operating costs, as compared to the third quarter of 2004, is due primarily to lower G2 direct operating costs of $3.7 million resulting from a shift in the composition of G2 revenues to services/products with higher margins during the third quarter of 2005 as compared to the same period in 2004, lower engineering and operational costs of $1.9 million resulting from reduced headcount/operational efficiencies obtained since the third quarter of 2004, and lower in-orbit insurance costs of $1.8 million as a result of reduced or expired satellite insurance policies since the second quarter of 2004. (See "Operating Segments" below).

        Selling, General & Administrative Expenses—The decrease in selling, general and administrative expenses was primarily due to lower bad-debt expense of $1.7 million.

        Gain on Undesignated Interest Rate Swap—As of September 30, 2005, PanAmSat completed its effectiveness test in relation to its $1.25 billion interest rate swap agreement. As a result of this test, it was determined that the interest rate swap agreement was no longer an effective hedge, and therefore did not qualify for hedge accounting treatment under SFAS No.133. As a result, the interest rate swap was undesignated and therefore the reduction in the fair value of the interest rate swap obligation of approximately $18.3 million was recorded as a gain on undesignated interest rate swap in our consolidated statement of operations for the three months ended September 30, 2005. (See "—Interest Rate Swap Agreements" below).

        Facilities Restructuring and Severance Costs—Facilities restructuring and severance costs decreased $1.9 million during the three months ended September 30, 2005, as compared to the same period in 2004. This decrease was primarily due to a non-cash charge of $2.3 million that was recorded during the third quarter of 2004 as a result of a reduction in future anticipated sub-lease income related to one of our idle facilities. (See "—Liquidity and Capital Resources—Facilities Restructuring and Severance Costs" below).

        Transaction-related Costs—The decrease in transaction-related costs is due to costs incurred during the third quarter 2004 in relation to the Recapitalization. There were no such costs recorded during the three months ended September 30, 2005.

        Income From Operations—The increase in income from operations of $195.2 million during the three months ended September 30, 2005, as compared to the same period last year, was primarily due to the $154.5 million of the transaction related costs recorded during the third quarter of 2004, the $18.3 million gain on undesignated interest rate swap recorded during the third quarter of 2005 as well as an increase of $22.4 million resulting from the other items described above.

        Interest Expense—Net—Interest expense—net consisted of the following (in thousands):

	Three Months Ended September 30,
			Dollar Change
	2004	2005
Gross interest expense	$61,545	$63,408	$1,863
Less: Interest income	1,702	791	(911)
Less: Capitalized interest	2,049	7,306	5,257

Total interest expense, net	$57,794	$55,311	$(2,483)

        Interest expense—net decreased primarily as a result of:

  •
  higher capitalized interest expense of $5.3 million during the third quarter of 2005 as a result of higher satellite construction in progress balances and higher interest rates, as compared to the third quarter of 2004.

  •
  lower interest income of $0.9 million, due primarily to lower cash balances maintained during the third quarter of 2005, as compared to the same period in 2004.

        These decreases were partially offset by an increase of approximately $17.0 million of additional interest expense due to additional incremental indebtedness at higher average interest rates after the Recapitalization, partially offset by $15.1 million of debt issuance costs write-offs recorded during the third quarter of 2004 in relation to the Recapitalization.

        Income Tax Benefit—The decrease in 2005 income tax benefit from 2004 is due primarily to the change in the effective income tax rates in effect for the quarter and the one-time income tax benefit on the $154.5 million of transaction costs incurred during the third quarter of 2004. After excluding the impact of this discrete item, all other income and expense for the three months ended September 30, 2005 were tax effected at an effective rate of (1.01) percent compared to an effective tax rate as of September 30, 2004 of (104.19) percent. The effective tax rate in 2005 reflects the effects of the undesignated interest rate swaps recorded during the third quarter of 2005, combined with the effect of the extraterritorial income exclusion benefit recorded in both years.

Results of Operations—Nine Months Ended September 30, 2004 and 2005

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2004	2005
	(In thousands, except per share data and percentages)
Revenues
Operating leases, satellite services and other	$607,165	$621,183	$14,018	2.3%
Outright sales and sales-type leases	12,185	10,595	(1,590)	(13.0)%

Total revenues	619,350	631,778	12,428	2.0%

Costs and expenses
Cost of outright sales and sales-type leases	2,224	(4,303)	(6,527)	(293.5)%
Depreciation and amortization expense	220,969	205,791	(15,178)	(6.9)%
Direct operating costs (exclusive of depreciation and amortization)	118,484	99,811	(18,673)	(15.8)%
Selling, general and administrative expenses	88,814	57,474	(31,340)	(35.3)%
Loss on undesignated interest rate swap	—	305	305	—
Sponsor management fees	—	10,444	10,444	—
Loss on termination of sales-type leases	—	2,307	2,307	—
Transaction-related costs	155,035	—	(155,035)	(100.0)%
Facilities restructuring and severance costs	4,508	3,974	(534)	(11.8)%
Satellite impairment loss	99,946	—	(99,946)	(100.0)%

Total operating costs and expenses	689,980	375,803	(314,177)	(45.5)%

Income (loss) from operations	(70,630)	255,975	326,605	462.4%
Interest expense—net	122,503	232,463	109,960	89.8%

Income (loss) before income taxes	(193,133)	23,512	216,645	112.2%
Income tax expense (benefit)	(95,215)	359	95,574	100.4%

Net income (loss)	$(97,918)	$23,153	$121,071	123.6%

Net income (loss) per share—basic	$(0.26)	$0.21	$0.47	180.8%

Net income (loss) per share—diluted	$(0.26)	$0.21	$0.47	180.8%

        Certain prior period FSS segment revenue amounts have been reclassified to different revenue service classifications to conform with the current period's presentation. In-orbit back-up service revenues and TT&C services revenues, which were classified within other services revenues during the first nine months of 2004, have been reclassified to video services revenues and network services revenues based upon the nature of the related customers' services. Additionally, consulting/technical services revenues, which were also classified within other services revenues during the first nine months of 2004, have been reclassified to its own service classification. See explanations of changes in FSS segment revenue classifications within "FSS Segment—FSS Revenue By Service-Type" below.

        Total Revenues—The increase in total revenues was primarily attributable to higher video services revenues of $29.2 million and higher consulting/technical services revenues of $0.8 million, partially offset by an $15.3 million reduction in network services revenues and a reduction in government services revenues of $2.2 million, as compared to 2004. (See "Operating Segments" below).

        Cost of Outright Sales and Sales-Type Leases—The decrease in cost of sales-type leases during the nine months ended September 30, 2005 was due to the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellites that are no longer insured. These insurance policies expired during the nine months ended September 30, 2005, were not replaced and, as a result, these satellites and their related assets are no longer insured. The increase in cost of sales-type leases during the nine months ended September 30, 2004 primarily relates to an adjustment of certain costs for outright sales and sales-type leases recorded during the third quarter 2004 related to the XIPS anomaly on our Galaxy 10R satellite. During the third quarter of 2004, an increase to cost of sales-type leases of approximately $5.9 million was partially offset by the reversal of approximately $3.7 million of in-orbit insurance liabilities related to sales-type leases that are no longer insured.

        Depreciation and Amortization Expense—The decrease in depreciation and amortization is due primarily to the following:

  •
  lower depreciation of $18.9 million on our Galaxy 3R satellite, which was fully depreciated in January 2005;

  •
  lower depreciation of $5.8 million on our Galaxy 5 satellite which was de-orbited in January, 2005 and the impairment of our PAS-6 satellite in March, 2004 and subsequent de-orbiting;

  •
  lower non-satellite depreciation of $8.0 million, resulting primarily from lower depreciation of capitalized software which became fully depreciated during 2004, write-off's of property, plant and equipment and reduced non-satellite capital expenditures; and

  •
  lower depreciation of $1.9 million on our Galaxy 4R and Galaxy 10R satellites as the result of the allocation of insurance proceeds against the carrying values of these satellite.

        These decreases were partially offset by increased depreciation of $19.2 million resulting from reduced end of life estimates for Galaxy 11, PAS-1R and PAS-9 satellites.

        Direct Operating Costs (exclusive of depreciation and amortization)—The decrease in total direct operating costs, as compared to the nine months ended September 30, 2004, is due primarily to lower in-orbit insurance costs of $5.0 million as a result of reduced or expired satellite insurance policies since January 2004, reduced engineering and operations costs of approximately $5.5 million resulting from reduced headcount/operational efficiencies obtained since January 2004 and a decrease in G2 direct operating costs of approximately $8.7 million as compared to the nine months ended September 30, 2004. The decrease in G2 operating costs was due primarily to a shift in the composition of G2 revenues to services/products with higher margins during the nine months ended September 30, 2005, as compared to the same period in 2004. (See "Operating Segments" below).

        Selling, General & Administrative Expenses—The decrease in selling, general and administrative expenses was primarily due to $32.1 million of bad debt expense recorded during the nine months ended September 30, 2004 as compared to the same period in 2005. In July of 2004, we terminated our transponder lease agreements with a customer due to non-payment of the customer's obligations to us through June 30, 2004. As a result, in the second quarter 2004 we recorded a pre-tax charge of approximately $29.6 million related to the current and long-term receivable balances due from this customer, which was recorded within our provision for uncollectible receivables.

        Loss on Undesignated Interest Rate Swap—On March 14, 2005, PanAmSat entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million from March 14, 2008 until expiration on March 14, 2010. From March 14, 2005 through May 24, 2005, the interest rate swap was undesignated and changes in its fair value of approximately $18.6 million through May 24, 2005 were recorded within operating costs and expenses in our consolidated statement of operations. Between May 25, 2005 and June 30, 2005, the interest rate swap was designated as a cash flow hedge and deemed effective, and therefore qualified for hedge accounting treatment under SFAS No. 133. As of September 30, 2005, we completed our effectiveness assessment in relation to this swap agreement. As a result of this test, it was determined that the interest rate swap agreement was no longer an effective hedge, and therefore, did not qualify for hedge accounting treatment under SFAS No.133. As a result, the interest rate swap was undesignated and therefore the reduction in the fair value of the interest rate swap obligation of approximately $18.3 million was recorded as a gain on undesignated interest rate swap in our consolidated statement of operations for the three months ended September 30, 2005. The net loss on undesignated interest rate swap for the nine months ended September 30, 2005 was $0.3 million. (See "—Interest Rate Swap Agreements" below).

        Sponsor Management Fees—The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization in August 2004. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements with us for an aggregate consideration of $10.0 million. During the nine months ended September 30, 2005, we recorded approximately $10.4 million of expense for these management fees, including the termination payment.

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

        Facilities Restructuring and Severance Costs—Facilities restructuring and severance costs were $4.5 million and $4.0 million for the nine months ended September 30, 2004 and 2005, respectively. The decrease in these costs during the first nine months of 2005 was primarily due to the following:

  •
  during the nine months ended September 30, 2004 and 2005, we recorded charges of $0.8 million and $2.5 million, respectively, related to our teleport consolidation plan, representing primarily severance and third party costs in 2004 and certain costs incurred in relation to equipment transferred to other locations in 2005.

  •
  during the first nine months of 2004, we recorded a non-cash charge of $3.7 million reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach and Long Beach, California. In the first nine months of 2005, we recorded a non-cash charge of approximately $0.5 million in relation to increased future lease costs related to another of our idle facilities.

  •
  during the first nine months of 2005, we recorded severance costs of approximately $1.0 million in relation to the fourth quarter 2004 severance plan.

        (See "—Liquidity and Capital Resources—Facilities Restructuring and Severance Costs" below).

        Transaction-related Costs—The decrease in transaction-related costs is due to costs incurred during the third quarter of 2004 in relation to the Recapitalization. There were no such costs recorded during the nine months ended September 30, 2005.

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

        Income from Operations—The increase in income from operations was primarily due to the non-recurrence of certain expenses, including the $155.0 million of transaction related costs recorded during the third quarter of 2004, the $99.9 million satellite impairment loss recorded during the first quarter of 2004, the $29.6 million charge recorded during the second quarter of 2004 described above and the other changes in revenues and operating expenses discussed above, including $10.4 million of Sponsor management fees recorded during the first quarter of 2005.

        Interest Expense—Net—Interest expense—net consisted of the following (in thousands):

	Nine Months Ended September 30,
			Dollar Change
	2004	2005
Gross interest expense	$133,542	$252,815	$119,273
Less: Interest income	6,789	2,093	(4,696)
Less: Capitalized interest	4,250	18,259	14,009

Total interest expense, net	$122,503	$232,463	$109,960

        Interest expense—net increased primarily as a result of:

  •
  approximately $82.2 million of additional interest expense after the Recapitalization. The Recapitalization resulted in additional incremental indebtedness for us at higher average interest rates. (See "—Liquidity and Capital Resources—Long-term Debt" below);

  •
  approximately $56.0 million of debt extinguishment costs recorded in the nine months ended September 30, 2005, as compared with $20.6 million of such costs recorded during the same period in 2004 in relation to the debt prepayments made in June and August of 2004. The debt extinguishment costs recorded during the nine months ended September 30, 2005 included a $31.8 million premium paid in relation to the redemption of 35% of PanAmSat's 9% senior notes and debt issuance costs written-off in relation to this redemption of $13.8 million and the write-off of approximately $10.4 million of debt issuance costs as a result of the repayment of $318.4 million of indebtedness under PanAmSat's senior secured credit facilities during this period; and

  •
  lower interest income of $4.7 million, due primarily to lower cash balances maintained during the first nine months of 2005, as compared to the same period in 2004.

        These increases were partially offset by higher capitalized interest expense of $14.0 million during the first nine months of 2005 as a result of higher satellite construction in progress balances and higher interest rates, as compared to the first nine months of 2004.

        Income Tax Expense (Benefit)—The increase in income tax expense during the nine months ended September 30, 2005, as compared to the same period in 2004, is primarily due to the following discrete items impacting the 2004 income tax benefit (i) the $99.9 million PAS-6 satellite impairment loss recorded during the first quarter of 2004 and (ii) the $155.0 million of transaction costs incurred during the second and third quarters of 2004. The impact of these discrete items was partially offset by the 2005 tax benefit related to the $10 million sponsor management agreement termination fee.

        After excluding the impact of these discrete items, all other income and expense for the first nine months of 2005 were tax effected at an effective rate of 9.56 percent compared to an effective tax rate as of September 30, 2004 of (3.47) percent. The effective tax rate in 2005 reflects the lower earnings before taxes in 2005 that are attributable primarily to higher interest costs in 2005 combined with the effect of the extraterritorial income exclusion benefit recorded in both years.

Operating Segments:

Selected segment data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
		(In thousands)
Revenues:
FSS	$191,945	$195,878	$570,154	$588,195
G2	20,497	19,737	64,918	62,718
Eliminations	(5,347)	(6,497)	(15,722)	(19,135)

Total revenues	$207,095	$209,118	$619,350	$631,778

Income (loss) from operations:
FSS	$(88,909)	$105,644	$(78,640)	$247,262
G2	2,685	4,430	8,010	10,934
Parent	—	(1,080)	—	(2,221)

Total income (loss) from operations	$(86,224)	$108,994	$(70,630)	$255,975

Segment EBITDA:
FSS	$156,236	$162,978	$459,254	$486,343

G2	$2,996	$4,798	$9,101	$12,288

        As a result of the Recapitalization, we began utilizing Segment EBITDA (as defined above) as a measure of performance for our operating segments during the third quarter of 2004. We evaluate the performance of our operating segments based on several factors, of which the primary financial measure is Segment EBITDA. Segment EBITDA is presented because our chief operating decision maker evaluates and measures each business unit's performance based on its Segment EBITDA results. See Note 14 "Operating Segments" to our condensed consolidated financial statements appearing elsewhere in this quarterly report for a reconciliation of income (loss) from operations to Segment EBITDA for our FSS operating segment and our G2 operating segment.

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

FSS Segment

FSS Revenue by Service-Type

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(In Thousands)
FSS Revenues:
Video Services	$126,246	$133,855	$375,996	$405,128
Network Services	54,658	50,863	165,433	150,108
Government Services	5,347	6,500	15,722	19,135
Consulting/Technical Services	5,694	4,660	13,003	13,824

Total FSS revenues	$191,945	$195,878	$570,154	$588,195

Three Months Ended September 30, 2004 and 2005:

        Revenues.    The $3.9 million increase in FSS revenues for the three months ended September 30, 2005 was primarily attributable to higher video services revenues of $7.6 million and higher government services revenues of $1.2 million, offset partially by a $3.8 million reduction in network services revenues as follows:

        Video Services.    The increase in video services revenues was primarily due to higher program distribution services revenues of approximately $8.4 million. This increase in program distribution services revenues was due primarily to new customer arrangements on our Galaxy 12 satellite and the impact of the contractual arrangements entered into with affiliates of The DIRECTV Group in connection with the Recapitalization as compared to the same period in 2004.

        Network Services.    The decrease in network services revenues was primarily attributable to the expiration of a lease associated with a non-core satellite that was used by a network services customer during the nine months ended September 30, 2004. This lease expiration resulted in a $2.9 million reduction in network services revenues during the third quarter of 2005, as compared to the third quarter of 2004.

        Government Services.    The increase in government services revenues as compared to the third quarter of 2004 represents an increase in satellite capacity leased to our G2 segment by our FSS segment. This revenue eliminates in consolidation.

        Income from Operations.    The increase in income from operations of $194.6 million was primarily due to the non-recurrence of $154.5 million of the transaction related costs recorded during the third quarter of 2004, the $18.3 million gain on undesignated interest rate swap recorded during the third quarter of 2005, lower depreciation and amortization of $5.4 million, lower selling, general and administrative expenses of $4.2 million, lower direct operating costs of $3.9 million, increased revenues of $3.9 million, lower costs of sales and sales-type leases of $2.2 million and lower facilities structuring and severance costs of $1.9 million.

        Segment EBITDA.    The increase in FSS Segment EBITDA of $6.7 million for the three months ended September 30, 2005 is due to the increased FSS revenues of $3.9 million and lower operating costs and expenses of $2.8 million.

Nine Months Ended September 30, 2004 and 2005:

        Revenues.    The $18.0 million increase in FSS revenues for the nine months ended September 30, 2005 was primarily attributable to higher video services revenues of $29.1million, and higher government services revenues of $3.4 million, offset partially by a $15.3 million reduction in network services revenues as follows:

        Video Services. The increase in video services revenues was primarily due to higher program distribution and DTH services revenues of approximately $26.4 million and higher occasional use services revenues of approximately $2.1 million. This increase in program distribution and DTH services revenues was due primarily to new customer arrangements on our Galaxy 12 satellite and the impact of the contractual arrangements entered into with affiliates of The DIRECTV Group in connection with the Recapitalization, offset partially by reduced revenue as a result of an international DTH customer termination that occurred during the second quarter of 2004. The increase in occasional use services revenues is due primarily to multi-year minimum commitment agreements entered into with video resellers during the nine months ended September 30, 2005, as well as various special events which occurred during the nine months ended September 30, 2005.

        Network Services. The decrease in network services revenues was primarily attributable to the expiration of a lease associated with a non-core satellite that was used by a network services customer during nine months ended September 30, 2004. This lease expiration resulted in a $10.1 million reduction in network services revenues during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. The remaining $5.2 million decrease in network services revenues is primarily due to customer contract expirations and customer credit related issues.

        Government Services. The increase in government services revenues as compared to the nine months ended September 30, 2004 represents an increase in satellite capacity leased to our G2 segment by our FSS segment. This revenue eliminates in consolidation.

        Income from Operations.    The $325.9 million increase in income from operations for the nine months ended September 30, 2005 was primarily due to the non-recurrence of certain costs including $155.0 million of the transaction related costs recorded during the third quarter of 2004, the $99.9 million satellite impairment loss recorded during the first quarter of 2004, the $29.6 million charge recorded during the second quarter of 2004 described above, the increase in FSS revenues of $18.0 million described above and a decrease in depreciation and amortization expense of approximately $15.0 million, which resulted primarily from satellites that were fully depreciated or de-orbited, lower direct operating costs of $9.9 million, lower costs of sales and sales-type lease expense of $6.5 million, lower selling general and administrative expenses of $4.0 million and lower facilities restructuring and severance costs of $1.0 million. These increases were partially offset by the $10.4 million of Sponsor management fees recorded during the first quarter of 2005.

        Segment EBITDA.    The increase in FSS Segment EBITDA of $27.1 million for the nine months ended September 30, 2005 is due to the increased FSS revenues of $18.0 million and lower operating costs and expenses of $9.1 million.

G2 Segment

        Revenue.    G2 segment revenues decreased by $0.8 million for the three months ended September 30, 2005, as compared to the same period in 2004. Reflected in this decrease was a change in the mix of revenues between these two periods. Revenues related to the construction of an L-Band payload on Galaxy 15 decreased $0.8 million due to the timing of completion of certain milestones on this construction project, equipment sales decreased by $2.6 million, and the lease of non-PanAmSat FSS provided satellite capacity decreased $0.4 million. These decreases in G2 revenue were partially offset by increases in Managed Network Services of $1.3 million and increases in revenues related to the lease of PanAmSat FSS provided satellite capacity of $1.8 million.

        G2 segment revenues decreased $2.2 million for the nine months ended September 30, 2005, as compared to the same period in 2004. Reflected in this decrease was a significant change in the composition of revenues. Revenue related to the construction of an L-Band payload on Galaxy 15 decreased $5.7 million, the lease of non-PanAmSat FSS provided satellite capacity decreased $3.5 and the sale of equipment and other non-satellite products decreased $3.8 million. This decrease was partially offset by an increase in revenues related to managed network services of $4.5 million and an increase in revenues related to the lease of PanAmSat FSS provided satellite capacity of $6.3 million.

        Income from Operations and Segment EBITDA.    Income from operations increased by $1.7 million and Segment EBITDA increased by $1.8 million for the three months ended September 30, 2005, as compared to the same period in 2004. These changes were primarily due to a shift in revenue, as described above. The focus on higher margin products and services resulted in these increases.

        Income from operations and segment EBITDA increased by $2.9 million and $3.2 million, respectively, for the nine months ended September 30, 2005, as compared to the same period in 2004. These increases were primarily due to the shift in the composition of revenue as described above. The focus on higher margin products and services resulted in these increases. Restructuring charges of $0.5 million were included in income from operations for the nine months ended September 30, 2005. These charges were excluded from segment EBITDA for that same period.

Contracted backlog

        Contracted backlog represents the actual dollar amount (without discounting to present value) of the expected future cash payments to be received from customers under all long-term contractual agreements, including operating leases, sales-type leases and related service agreements, which may extend to the end of the life of the satellite or beyond to a replacement satellite. Contracted backlog is attributable both to satellites currently in orbit and those planned for future launch. Our contracted backlog for future services as of June 30, 2005 and September 30, 2005 was $4.68 billion and $4.54 billion, respectively. The change in contracted backlog of approximately $139 million was the result of customer contract activity during the third quarter of 2005 (approximately $209 million of customer billings during the three months partially offset by net new contracted backlog of approximately $70 million as a result of the execution of customer contracts). Our contracted backlog as of September 30, 2005 also included approximately $1.45 billion relating to future services on satellites we expect to launch.

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

        The manufacturer of Galaxy 16 and Galaxy 18 is in the process of emerging from Chapter 11 bankruptcy. Both the Galaxy 16 and Galaxy 18 construction contracts have been approved by the bankruptcy court. Our agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. We also have a security interest in the satellites under construction by this manufacturer. In June 2005 we entered into launch agreements for these two satellites. Pursuant to these agreements, $65.8 million previously paid for the launch of Galaxy 8-iR will be applied to the launch of our Galaxy 16 satellite.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS 6B Ku-band satellite and the C-band portion of our PAS-3R satellite. See "Commitments and Contingencies—Satellite Commitments" below.

        On August 14, 2005, we successfully launched our Galaxy 14 satellite into orbit. This satellite will be co-located with Galaxy 12 at 125 degrees west longitude.

        Our HGS-5 satellite, which had been operating in an inclined orbit, was de-orbited on September 29, 2005. HGS-5 had a net book value of $0.

        On October 13, 2005, we successfully launched our Galaxy 15 satellite into orbit. This satellite will be co-located with Galaxy 1R at 133 degrees west longitude.

        We expect to launch three satellites by the end of 2007 as follows:

Satellite	Expected Launch Date
Galaxy 16	Second quarter of 2006
PAS-11	First quarter of 2007
Galaxy 18	Second quarter of 2007

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

Liquidity and Capital Resources

Initial Public Offering

        On March 22, 2005, we consummated an initial public offering of 50 million shares of our common stock at $18 per share and used the net proceeds to make an equity contribution to PanAmSat of approximately $658.4 million and to pay a $200 million dividend to our then pre-existing stockholders. PanAmSat used this equity contribution to repay approximately $265.0 million of the borrowings under its Term Loan A Facility and on April 1, 2005, it redeemed $353.5 million, or 35%, of its 9% senior notes and paid a redemption premium of $31.8 million to holders of those notes. In connection with and contingent upon our initial public offering, PanAmSat's senior secured credit facilities were amended to, among other things:

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

  •
  permit the payment of the management fee payable to the Sponsors in connection with the termination of the management services agreement. (See Note 13, "Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization—Transactions With The Sponsors and Their Affiliates" to our condensed consolidated financial statements appearing elsewhere in this quarterly report); and

  •
  conform the change of control definition to the change of control definition in the indenture governing PanAmSat's senior notes.

Dividend Policy

        Our board of directors adopted a dividend policy that became effective upon the closing of our initial public offering. Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders. On March 21, 2005 our board of directors declared a partial quarterly dividend for the period from March 22, 2005 to March 31, 2005 in the amount of $0.043056 per share, or an aggregate of approximately $5.28 million, which was paid on April 15, 2005, to stockholders of record as of March 31, 2005. On June 20, 2005 our board of directors declared a quarterly dividend for the period from April 1, 2005 to June 30, 2005 in the amount of $0.3875 per share, or an aggregate of approximately $47.5 million, which was paid on July 15, 2005, to stockholders of record as of June 30, 2005. On September 19, 2005 our board of directors declared a quarterly dividend for the period from July 1, 2005 to September 30, 2005 in the amount of $0.3875 per share, or an aggregate of approximately $47.5 million, which was paid on October 14, 2005, to stockholders of record as of September 30, 2005.

Cash and Cash Equivalents

        At September 30, 2005, we had cash and cash equivalents of $87.9 million, compared to $39.0 million at December 31, 2004. On March 22, 2005, we consummated an initial public offering of 50 million shares of our common stock and used the net proceeds to make an equity contribution to PanAmSat of approximately $658.4 million and to pay a $200 million dividend to our then pre-existing stockholders. PanAmSat used this equity contribution to repay approximately $265.0 million of the borrowings under its Term Loan A Facility and on April 1, 2005, it redeemed $353.5 million, or 35%, of its 9% senior notes and paid a redemption premium of $31.8 million to holders of those notes.

        During the nine months ended September 30, 2005, we recorded the following other significant transactions impacting cash and cash equivalents:

  •
  generated $270.9 million of cash flows from operations;

  •
  made $142.2 million of capital expenditures;

  •
  prepaid $53.4 million of outstanding debt on PanAmSat's Term Loan A Facility from available cash on hand;

  •
  made $222.1 million of interest payments relating to our debt and incentive obligations. These interest payments are included within cash flows from operations;and

  •
  paid dividends of approximately $52.8 million to our stockholders after our initial public offering.

	Nine Months Ended September 30,
			Dollar Change
	2004	2005
	(In thousands)
Net cash provided by operating activities	$162,042	$270,877	$108,835
Net cash provided by (used in) investing activities	557,191	(180,881)	(738,072)
Net cash used in financing activities	(847,444)	(42,328)	805,116
Effect of exchange rate changes on cash	328	1,210	882

        The increase in the net cash provided by operating activities was primarily due to the non-recurrence of $155.0 million of transaction-related costs expensed and paid during the nine months ended September 30, 2004, a decrease in cash used within accounts payable and accrued liabilities of $39.7 million and other increases in cash from operations of approximately $12.2 million during the first nine months of 2005 as compared with the same period in 2004. These increases were partially offset by $10.4 million of Sponsor management fees paid and an increase of $87.7 million of cash paid for interest during the nine months ended September 30, 2005.

        The increase in net cash used in investing activities was primarily due to a reduction in net sales of short-term investments of approximately $374.1 million, the receipt of insurance proceeds of $286.9 million in the first nine months of 2004, higher capital expenditures of $38.9 million and additional cash paid for acquisitions of $41.3 million, partially offset by cash proceeds of $3.2 million from the sale of our Homestead teleport, as compared to the first nine months of 2004.

        The decrease in net cash used in financing activities was primarily due to the proceeds of our initial public offering of $900 million and the funding of capital expenditures by a customer of $33.5 million in 2005. These increases were largely offset by the repayments of long-term debt of $671.9 million, dividends paid to our stockholders of $252.8 million, capitalized IPO costs of $40.9 million and repayments of satellite incentive obligations of $9.5 million during the nine months ended September 30, 2005. In the first nine months of 2004, as part of the Recapitalization, we issued new debt of $3.5 billion, terminated and repaid our old credit facilities and completed a tender offer for substantially all of our 6 1/8% Notes due 2005 and 8 1/2% Notes due 2012 for $1.4 billion and repurchased treasury stock of $2.8 billion. We also incurred new incentive obligations of $16.3 million and paid $9.6 million of incentive obligations during this period.

        We expect that for the year ended December 31, 2005 cash payments in respect of capital expenditures, including approximately $23 million of incentive payments and interest on satellites in service, will be in the range of $155 million to $170 million and that cash interest on our debt obligations will be in the range of $200 million to $215 million. Dividend payments to our stockholders for the period following the completion of our initial public offering through December 31, 2005, are expected to be approximately $100 million. Based upon the current level of operations, we believe that cash flows from operations, available cash and cash equivalents, together with borrowings available under our senior secured credit facilities, will be adequate to meet these expected payments. Our acquisition of Europe*Star closed on August 31, 2005 and was funded from cash on hand. This acquisition is not expected to impact our ability to pay future dividends, service our debt or fund future capital expenditures.

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

        As of September 30, 2005, long-term debt consisted of the following (in thousands):

September 30, 2005
6 3/8% Notes due 2008	$150,000
8 1/2% Notes due 2012	1,190
6 7/8% Notes due 2028	125,000
Transaction Related Financing:
Revolving Credit Facility	—
Term Loan A due 2009	355,910
Term Loan B-1 due 2011	1,647,500
9% Senior Notes due 2014	656,500
10 3/8% Senior Discount Notes due 2014	275,246

3,211,346
Less: current maturities	16,550

Total Long-Term Debt	$3,194,796

        At September 30, 2005, we had total debt outstanding of approximately $3.2 billion, including current maturities of $16.6 million related to our Term Loan B-1 facility due 2011.

        On October 19, 2004, pursuant to Rule 144A under the Securities Act of 1933, as amended, we issued $416.0 million aggregate principal amount at maturity of our 10 3/8% senior discount notes due 2014. All of the proceeds of that offering, less discounts, commissions and expenses, or approximately $245.8 million, were paid on October 19, 2004 as a dividend to our stockholders. On May 31, 2005, we exchanged all the outstanding notes for an equal amount of Senior Discount Notes which are registered under the Securities Act of 1933 and which have substantially similar terms. The Senior Discount Notes accrete at the rate of 10 3/8% per annum, compounded semi-annually to, but not including, November 1, 2009. From and after November 1, 2009, cash interest on the Senior Discount Notes will accrue at the rate of 10 3/8% per annum, and will be payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2010, until maturity. As of September 30, 2005, the accreted balance of approximately $275.2 million was outstanding in relation to these notes.

        Our primary source of liquidity is cash flow generated from the operations of our subsidiaries, including PanAmSat. Our ability to pay dividends on our common stock and make payments on our Senior Discount Notes is dependent on the earnings and the distribution of funds from PanAmSat. The agreements governing PanAmSat's senior secured credit facilities and 9% senior notes are the two contractual obligations of PanAmSat that significantly restrict its ability to pay dividends or otherwise transfer assets to us. Payment of dividends is also subject to compliance with Delaware law.

        Concurrent with the completion of our initial public offering, we amended PanAmSat's senior secured credit facilities. Borrowings under PanAmSat's senior secured credit facilities bear interest at the borrower's option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin, and are subject to adjustment based on a pricing grid.

        PanAmSat's senior secured credit facilities are comprised of a $250.0 million revolving credit facility, which will terminate in August 2009, an $800.0 million Term Loan A Facility, which matures in August 2009, and a $1,647.5 million Term Loan B-1 Facility, which matures in August 2011. At September 30, 2005, the interest rate on the Term Loan A Facility was 1 month LIBOR of 3.82% plus 1.75%. At September 30, 2005, the Term Loan B-1 facility was split into two tranches in order to provide for the principal payment of $4.1 million which is due on November 18, 2005. The first tranche in the amount of $4.1 million, which is subject to the principal paydown, had an interest rate of 2 month LIBOR of 3.80% plus 2.00%. The remaining tranche, in the amount of $1,643.4 million, had an interest rate of 3 month LIBOR of 3.86% plus 2.00%. The revolving credit facility was undrawn. These rates are subject to change based upon our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of September 30, 2005 on an annual basis was 0.25%. As of September 30, 2005 we had outstanding letters of credit totaling $49.2 million. Outstanding letters of credit reduce our ability to borrow against the revolving credit facility by an equivalent amount. Any amounts borrowed under the revolving credit facility would bear interest at 1 month LIBOR plus 1.75% as of September 30, 2005, although this interest rate is subject to adjustment based on our total leverage ratio.

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

        In connection with the Recapitalization, in August 2004, we completed a tender offer for substantially all of our $275 million 6 1/8% Notes due 2005 and our $800 million 8 1/2% Senior Notes due 2012. We completed the redemption of our remaining 6 1/8% Notes due 2005 in October 2004. In September 2004, we repaid the outstanding balance under our revolving credit facility.

        As of September 30, 2005, PanAmSat had outstanding 10 and 30-year fixed rate notes totaling $275.0 million which were issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of September 30, 2005, are $150.0 million at 6 3/8% due 2008 and $125.0 million at 6 7/8% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

        As of September 30, 2005, PanAmSat also had outstanding $1.2 million of its 8 1/2% senior notes due 2012. These notes are unsecured, and are unconditionally guaranteed by each of PanAmSat's domestic restricted subsidiaries existing prior to the Recapitalization.

        We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of September 30, 2005, we were in compliance with all such covenants.

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

EBITDA to net income (loss) and to net cash provided by operating activities for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Reconciliation of Net Cash Provided by Operating Activities to Net Income (Loss):
Net cash provided by (used in) operating activities	$(60,217)	$103,727	$162,042	$270,877
Depreciation and amortization	(74,322)	(68,861)	(220,969)	(205,791)
Deferred income taxes	67,929	906	98,457	170
Amortization of debt issue costs and other deferred charges	(3,736)	(4,757)	(7,698)	(14,820)
Accretion on senior discount notes	—	(6,873)	—	(20,108)
Provision for uncollectible receivables	(1,526)	35	(31,982)	2
Other non-cash items	742	242	3,950	1,294
Satellite impairment loss	—	—	(99,946)	—
Loss on Galaxy 10R XIPS anomaly	(9,090)	—	(9,090)	—
Loss on termination of sales-type leases	—	—	—	(2,307)
Facilities restructuring and severance costs	(2,288)	(233)	(4,309)	(3,998)
Reversal of sales-type lease liabilities	3,727	—	3,727	4,303
Gain on disposal of fixed assets	1,332	—	1,332	—
Loss on early extinguishment of debt	(15,134)	—	(20,589)	(24,161)
Gain (loss) on undesignated interest rate swap	—	18,332	—	(305)
Changes in assets and liabilities, net of acquired assets and liabilities	15,928	11,708	27,157	17,997

Net income (loss)	$(76,655)	$54,226	$(97,918)	$23,153

Reconciliation of Net Income (Loss) to EBITDA:
Net income (loss)	$(76,655)	$54,226	$(97,918)	$23,153
Interest expense, net	57,794	55,311	122,503	232,463
Income tax expense (benefit)	(67,363)	(543)	(95,215)	359
Depreciation and amortization	74,322	68,861	220,969	205,791

EBITDA	$(11,902)	$177,855	$150,339	$461,766

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$(11,902)	$177,855	$150,339	$461,766
Adjustment of sales-type leases to operating leases(a)	6,608	6,702	19,035	19,912
Loss on termination of sales-type leases(b)	—	—	—	2,307
Effect of Galaxy 10R anomaly(c)	9,090	—	9,090	—
Satellite impairment(d)	—	—	99,946	—
Restructuring charges(e)	2,080	209	4,508	3,974
Reserves for long-term receivables and sales-type leases(f)	(3,727)	—	24,419	(4,303)
Reversal of allowance for customer credits(g)	1,800	—	7,200	—
Transaction-related costs(h)	154,535	471	155,035	11,220
(Gain) Loss on undesignated interest rate swap(i)	—	(18,332)	—	305
Other items(j)	748	528	(1,217)	2,684

Adjusted EBITDA	$159,232	$167,433	$468,355	$497,865

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

(b)
For the nine months ended September 30, 2005, loss on termination of sales-type leases represents the non-cash loss of $2.3 million incurred upon the conversion of one of our customer's sales-type lease agreements to an operating lease agreement in the first quarter of 2005.

(c)
For the three and nine months ended September 30, 2004, amounts represent certain non-cash charges resulting from the August 2004 XIPS anomaly on Galaxy 10R

(d)
For the nine months ended September 30, 2004, satellite impairment represents the pre-tax impairment charge related to the anomalies experienced by our PAS-6 satellite during the first quarter of 2004, which resulted in this satellite being de-orbited on April 2, 2004.

(e)
Restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs.

(f)
For the three months ended September 30, 2004, the adjustment represents the reversal of reserves established in relation to our sales-type leases. For the nine months ended September 30, 2004, amount represents the pre-tax charge for the long-term receivable balances due from a customer of $28.1 million, partially offset by the reversal of reserves established in relation to our sales-type leases during the three months ended September 30, 2004. For the nine months ended September 30, 2005, amount represents the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellites that are no longer insured. During the nine months ended September 30, 2005, the insurance policies covering our Galaxy 4R and Galaxy 10R satellites expired and were not replaced and, as a result, these satellites and their related assets are no longer insured.

(g)
For the three and nine months ended September 30, 2004, we recorded an allowance for customer credits related to receivables from a customer affiliated with The News Corporation, as collectibility was not reasonably assured. The adjustment represents the amount of revenues that would have been recognized had the allowance for customer credits not been recorded.

(h)
For the three and nine months ended September 30, 2004, amount represents costs incurred in relation to the Recapitalization. These costs consisted of $138.2 million related to our debt tender offers, $9.5 million resulting from the cashing out of restricted stock units and stock options, $5.0 million of transaction related bonuses paid to certain of our executives and the remainder relating to the proxy solicitation and other costs. For the three months ended September 30, 2005, amount primarily represents costs associated with the Intelsat merger. For the nine months ended September 30, 2005, amount represents (i) $10.0 million paid to the Sponsors on March 22, 2005, in relation to the termination of their respective management services agreement with us, (ii) costs associated with our initial public offering, (iii) costs associated with the Intelsat merger, and (iv) non-capitalizable third party costs.

(i)
For the three months ended September 30, 2005, gain on undesignated interest rate swap represents the reduction in the fair value of the interest rate swap obligation recorded during the third quarter of 2005. For the nine months ended September 30, 2005, loss on undesignated interest rate swap represents changes in the fair value of the interest rate swap obligation through September 30, 2005.

(j)
For the three months ended September 30, 2004, other items consist of (i) $0.5 million of non-cash stock compensation expense, and (ii) $0.2 million of expenses for management advisory services from the Sponsors. For the three months ended September 30, 2005, other items consist of (i) $0.1 million of reimbursed expenses which were paid to the Sponsors, (ii) $0.3 million of non-cash stock compensation expense, and (iii) $0.1 million of acquisition fees. For the nine months ended September 30, 2004, other items consist of (i) $2.5 million of non-cash reserve adjustments and (ii) $1.3 million gain on the disposal of assets, partially offset by (x) $1.9 million of non-cash stock compensation expense, (y) $0.2 million loss from an investment accounted for by the equity method and (z) $0.2 million of expenses for management advisory services from the Sponsors. For the nine months ended September 30, 2005, other items consist of (i) $0.6 million of expenses for management advisory services from the Sponsors and reimbursed expenses which were paid to the Sponsors, (ii) $0.5 million loss on disposal of fixed assets, (iii) $1.5 million of non-cash stock compensation expense and (iv) $0.2 million of acquisition costs, less $0.1 million of gains on equity investment.

        Future principal debt repayments are expected to be paid out of cash flows from operations, borrowings under PanAmSat's revolving credit facility, future refinancing of our debt and any future insurance proceeds received.

Interest Rate Swap Agreements

        In accordance with the agreement governing PanAmSat's old senior secured credit facilities that were repaid in 2004, PanAmSat was party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. In June of 2004, in connection with the repayment of the term loan B-1 facility of PanAmSat's old credit facility, PanAmSat's cash flow hedge became undesignated and therefore changes in the fair value of the interest rate swap have been recorded within our consolidated statement of operations from that time. In August 2005, this agreement expired.

        On March 14, 2005, PanAmSat entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million from March 14, 2008 until expiration on March 15, 2010. In relation to this swap agreement, PanAmSat exchanged its floating-rate obligation on $1.25 billion of its Term Loan B-1 facility for a fixed-rate obligation, subject to scheduled rate increases based on the LIBOR rate used as described in the following table:

Start Date	End Date	Total Notional Amount	PanAmSat Corporation pays banks	Banks pay PanAmSat Corporation
3/14/2005	6/14/2005	$1,250,000,000	3.000%	3.000%
6/14/2005	9/14/2005	$1,250,000,000	3.548%	3.400%
9/14/2005	12/14/2005	$1,250,000,000	3.922%	3.857%
12/14/2005	3/14/2006	$1,250,000,000	4.178%	3 Month LIBOR
3/14/2006	6/14/2006	$1,250,000,000	4.316%	3 Month LIBOR
6/14/2006	9/14/2006	$1,250,000,000	4.422%	3 Month LIBOR
9/14/2006	12/14/2006	$1,250,000,000	4.523%	3 Month LIBOR
12/14/2006	3/14/2007	$1,250,000,000	4.610%	3 Month LIBOR
3/14/2007	6/14/2007	$1,250,000,000	4.646%	3 Month LIBOR
6/14/2007	9/14/2007	$1,250,000,000	4.681%	3 Month LIBOR
9/14/2007	12/14/2007	$1,250,000,000	4.714%	3 Month LIBOR
12/14/2007	3/14/2008	$1,250,000,000	4.763%	3 Month LIBOR
3/14/2008	6/14/2008	$625,000,000	4.802%	3 Month LIBOR
6/14/2008	9/14/2008	$625,000,000	4.839%	3 Month LIBOR
9/14/2008	12/14/2008	$625,000,000	4.876%	3 Month LIBOR
12/14/2008	3/14/2009	$625,000,000	4.912%	3 Month LIBOR
3/14/2009	6/14/2009	$625,000,000	4.943%	3 Month LIBOR
6/14/2009	9/14/2009	$625,000,000	4.970%	3 Month LIBOR
9/14/2009	12/14/2009	$625,000,000	4.997%	3 Month LIBOR
12/14/2009	3/14/2010	$625,000,000	5.023%	3 Month LIBOR

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

        The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. From the inception of the interest rate swap agreement through May 24, 2005, the interest rate swap was undesignated and the increase in the fair value of the related obligation of approximately $18.6 million was recorded within loss on undesignated interest rate swap in our consolidated statement of operations for the quarter ended June 30, 2005, in accordance with the provisions of SFAS No. 133. Between May 25, 2005 and June 30, 2005, the interest rate swap was designated as a cash flow hedge and deemed effective, and therefore qualified for hedge accounting treatment under SFAS No. 133. In accordance with SFAS No. 133, changes in the hedged asset or liability representing the effectiveness of the hedge were recorded within comprehensive income (loss) in our consolidated balance sheet. The ineffective portion of the hedge (approximately $630 thousand) was recorded as an adjustment to interest expense in the consolidated statement of operations for the quarter ended June 30, 2005.

        Pursuant to SFAS No. 133 we are required to perform a quarterly analysis of the effectiveness of the hedge. Under SFAS No.133 in order to maintain the effectiveness of the hedge, an effectiveness rate of between 80% and 125% must be maintained. This effectiveness rate is calculated by dividing the cumulative change in the hedge liability by the cumulative change in the cash flows of the debt being hedged. As a result of this test, it was determined that the interest rate swap agreement was no longer an effective hedge, and therefore did not qualify for hedge accounting treatment under SFAS No. 133. As a result, the interest rate swap was undesignated and pursuant to the guidance within SFAS No. 133, the reduction in the fair value of the interest rate swap obligation of approximately $18.3 million was recorded as a gain on undesignated interest rate swap in our consolidated statement of operations for the three months ended September 30, 2005. The net loss on undesignated interest rate swap for the nine months ended September 30, 2005 was $0.3 million. As of September 30, 2005 the liability related to this interest rate swap of $3.2 million was included in deferred credits and other within our condensed consolidated balance sheet.

        On the interest rate reset date of September 14, 2005, the interest rate which the counterparties will utilize on December 14, 2005 to compute interest due to PanAmSat was determined to be 3.857%. This will result in PanAmSat paying the counterparties approximately $206 thousand on December 14, 2005 (the difference between the rate PanAmSat must pay of 3.922% and the rate it will receive from the counterparties of 3.857%).

Facilities Restructuring and Severance Costs

        Facilities restructuring and severance costs were $2.1 million and $0.2 million for the three months ended September 30, 2004 and 2005, and $4.5 million and $4.0 million for the nine months ended September 30, 2004 and 2005, respectively.

        In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan included the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead, Florida teleport was closed in 2003 and our Spring Creek, New York teleport was closed in June 2004. Our Spring Creek teleport was sold on October 28, 2004. On June 3, 2005, we completed the sale of our Homestead teleport for approximately $3.2 million, net of associated selling costs. During the three months ended September 30, 2004 and 2005, we recorded credits of $0.2 million and charges of $0, respectively, and during the nine months ended September 30, 2004 and 2005 we recorded charges of $0.8 million and $2.5 million, respectively, related to this teleport consolidation plan, representing severance costs in 2004 and certain costs incurred in relation to equipment transferred to other locations in 2005.

        On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. In an effort to further streamline our operations, in the first quarter of 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. As a result, we recorded a non-cash charge of $1.4 million during the first quarter of 2004 reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach. Additionally, in the third quarter of 2004 we recorded a non-cash charge of approximately $2.3 million due to a reduction in future anticipated sublease income related to one of our idle facilities. We recorded a non-cash charge of approximately $0.5 million in the nine months ended September 30, 2005 in relation to increased future lease costs related to one of our idle facilities.

        In October 2003 and October 2004, our management approved plans to reduce our workforce by approximately 45 employees and 25 employees, respectively. During the three months ended September 30, 2004 and 2005, we recorded severance charges of $0 and $0.2 million, respectively, and during the nine months ended September 30, 2004 and 2005, we recorded charges of $0 and $1.0 million, respectively, in relation to these plans. These severance costs were primarily related to employee compensation, benefits and outplacement services.

        The following table summarizes the recorded accruals and activity related to our teleport consolidation, facilities restructuring and severance charges during the nine months ended September 30, 2005 (in millions):

	Facilities Restructuring	Teleport Consolidation	Severance Costs	Total
Balance as of January 1, 2005	$6.3	$0.3	$0.5	$7.1
Restructuring charges	0.5	2.5	1.0	4.0
Less: non-cash items	—	(2.5)	—	(2.5)
Less: net cash payments	(1.2)	(0.2)	(1.0)	(2.4)

Balance as of September 30, 2005	$5.6	$0.1	$0.5	$6.2

        We expect to pay the $0.6 million of liabilities related to our severance costs and teleport consolidation plans within the next year and we expect to pay the $5.6 million of liabilities related to our facilities restructuring plan over the next six years.

Commitments and Contingencies

        The following schedule summarizes our contractual obligations and commercial commitments as of September 30, 2005:

	Payments Due by Period
Contractual Obligations	Total	One Year or Less	2–3 Years	4–5 Years	After 5 Years
	(In thousands)
Total Debt:
10 3/8% Senior Discount Notes Due 2014	$416,000	$—	$—	$—	$416,000
Senior Secured Credit Facility	2,003,410	16,550	129,110	293,200	1,564,550
9% Senior Notes Due 2014	656,500	—	—	—	656,500
Other Notes(1)	276,190	—	150,000	—	126,190

Total	3,352,100	16,550	279,110	293,200	2,763,240
Interest Payments(2)	1,723,649	220,753	443,891	418,047	640,958
Satellite Incentive Obligations	110,102	13,012	26,654	24,100	46,336
Horizons Contributions Obligations	79,836	—	12,767	24,351	42,718
Europe*Star Purchase Price Obligation	20,150	20,150	—	—	—
Operating Leases	29,270	5,506	10,309	8,680	4,775
Satellite Construction and Launch Contracts	267,618	154,691	71,030	4,017	37,880
Customer Contracts	39,228	18,065	7,410	5,743	8,010
Vendor Contracts	57,631	11,930	16,567	13,156	15,978

Total Contractual Obligations	$5,679,584	$460,657	$867,738	$791,294	$3,559,895

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

        Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to 30 days prior to the satellite's launch. As of September 30, 2005, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Satellite Incentive Obligations

        Satellite contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction if the satellite fails to meet specific technical operating standards. Certain of our satellite construction contracts also provide that certain amounts paid by us during the construction phase are subject to refund (with interest) if the satellite fails to meet these technical operating standards. As of September 30, 2005, we had $110.1 million of liabilities recorded in relation to these satellite incentive obligations.

Satellite Commitments

        As of September 30, 2005, we had approximately $184.6 million of expenditures remaining under existing satellite construction contracts and $83.0 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of September 30, 2005, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

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

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS-6B Ku-band satellite and the C-band portion of our PAS-3R satellite. In July 2005, PanAmSat signed an agreement for the launch of this satellite in the first quarter of 2007.

        On August 1, 2005, PanAmSat formed its second 50-50 joint venture with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74 degrees west longitude. The joint venture is named Horizons-2. The satellite will support digital video, high-definition television (HDTV) and IP-based content distribution networks to broadband Internet and satellite news gathering services (SNG) in the United States. This Horizons-2 satellite will be constructed over the next two years and is expected to be in service by late 2007. The total investment in this joint venture is expected to be approximately $160 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. PanAmSat's investment in this joint venture is being accounted for using the equity method.

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

        In July 2003, we filed a proof of loss under the insurance policy for our Galaxy 4R satellite after the secondary XIPS on this satellite ceased working. Later in 2003, we settled an insurance claim on this satellite related to the failure of its propulsion system and received $102.6 million from insurers representing approximately 83% of the insurance coverage on the satellite. In March 2004, we reached an agreement with, and received $26.9 million from, the insurer representing the remaining 17% of the insurance coverage on this satellite. The settlement with the insurer representing 17% coverage includes a future sharing of revenues actually received from the satellite. We proportionately offset the proceeds from these settlements against the insured carrying value of the satellite and the net investment in sales-type lease. We are constructing a replacement satellite for Galaxy 4R, which is scheduled to be launched in 2006, prior to the end of Galaxy 4R's useful life.

        As of September 30, 2005, we had in effect launch and in-orbit insurance policies covering five satellites in the aggregate amount of approximately $458.7 million. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $596.1 million. We had 19 uninsured satellites in orbit as of September 30, 2005. In July 2005, the insurance policy on our PAS-9 satellite expired and was not replaced. As a result, PAS-9 is no longer insured. As of September 30, 2005, PAS-9 had approximately $99 million of net book value and other insurable costs. Our HGS-5 satellite, which had been operating in an inclined orbit, was de-orbited on September 29, 2005. HGS-5 had a net book value and other insurable costs of $0. Our currently uninsured satellites are: PAS-4, which is used as a backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; Galaxy 1R, Galaxy 3R, and SBS-6, which are approaching the end of their useful lives; Galaxy 4R, Galaxy 10R, Galaxy 11 and PAS-1R, for which we received insurance proceeds for partial losses; PAS-2, PAS-3R, PAS-6B, PAS-8, PAS-9, Galaxy 9, and Galaxy 12, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3 and Leasat, which have an aggregate book value of approximately $0.5 million. Our Galaxy 9 and Galaxy 14 satellites currently serve as in-orbit backups for the C-band portions of Galaxy 1R, Galaxy 3C, Galaxy 4R, Galaxy 10R, Galaxy 11, Galaxy 12 and Galaxy 13/Horizons 1. The C-band portion of the satellites that are currently covered by C-band in-orbit backups had an aggregate net book value of approximately $314.6 million as of September 30, 2005.

        Of the insured satellites, as of September 30, 2005, one was covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, or Significant Exclusion Policies. The exclusions reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/ Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have available redundant XIPS as its primary propulsion system. Certain enhancements have been made to the XIPS on this satellite to make the systems more robust. In addition, Galaxy 13/Horizons 1 has available backup bi-propellant of approximately 11.3 years as of September 30, 2005.

        At September 30, 2005, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $986.7 million. Of this amount, $894.2 million related to uninsured satellites and $92.5 million related to satellites insured by Significant Exclusion Policies.

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

Operating Leases

        We have commitments for operating leases primarily relating to our executive office facilities in Wilton, Connecticut and other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of September 30, 2005, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income aggregated $29.3 million.

Customer and Vendor Obligations

        We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us. As of September 30, 2005, we had commitments to provide equipment, services and other support under these customer contracts, which aggregated approximately $39.2 million.

        In July 2005, PanAmSat signed an agreement with a customer in which PanAmSat is a subcontractor and the customer is the prime contractor to its end user customer. In exchange for PanAmSat's engagement as a subcontractor on this project, PanAmSat has agreed to guarantee the prime contractor's $8.8 million performance bond.

        We have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of September 30, 2005, we have commitments under these vendor contracts which aggregated approximately $57.6 million related to the provision of equipment, services and other support.

Change-in-Control Obligations

        Certain of our senior executives are party to change-in-control severance agreements which provide for payment of severance and other benefits in the event of an involuntary termination of the executive's employment (as defined in such agreements) within three years after a change in control. The requisite changes of control required under these agreements have occurred and these agreements will apply if an involuntary termination of an executive occurs during the periods specified by the agreements. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be up to $11.1 million (net of tax benefits of $6.4 million).

        In connection with the merger, our board of directors approved the adoption of a 2005 Severance Pay Plan on terms similar to our existing 2003 Severance Pay Plan and authorized a retention pool of up to $10 million for employees. As of the current date, retention bonuses totaling approximately $8.0 million have been designated for employees. The 2005 Severance Pay Plan, adopted in connection with the merger, allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within 18 months following, a change in control (as defined in such plan). We are currently unable to estimate the amount of future severance to be paid pursuant to the 2005 Severance Pay Plan which would result from a change in control upon the closing of the Intelsat merger.

        As more fully described in Note 8 "Stock Based Compensation" to our condensed consolidated financial statements, PanAmSat and Holdco granted stock options to certain employees subsequent to the Recapitalization. The options granted by PanAmSat were assumed by us in October 2004. In addition, certain employees also acquired common stock of Holdco. The vesting of these stock options accelerates in the event of certain changes in control of Holdco. Pursuant to contractual obligations, we could be obligated to make payments for vested options and to repurchase shares held by certain employees in the event of the death or qualifying disability of any such employee. In all other circumstances, we have the right, but not the obligation, to call the common stock held by employees and, therefore, no contingent obligation would exist for us.

        Upon the consummation of our pending merger with Intelsat, based upon the $25 per share merger consideration, assuming the acceleration of all outstanding options and other equity based arrangements and their conversion into a right to receive cash, each as requried by the merger agreement, and assuming that the holders of such equity based arrangements receive the amounts described in the merger agreement, we will be required to recognize an expense of between $100 million and $110 million.

        We estimate maximum tax costs related to these obligations, including reimbursement of employee excise taxes and lost income tax deductions, to be approximately $40 million.

Foreign Withholding Taxes

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2002 is approximately $56.9 million. We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of approximately $49.2 million. As of September 30, 2005, we had paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group, which controlled us prior to the Recapitalization agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

Critical Accounting Policies

        For a description of our Critical Accounting Policies refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" within our registration statement on Form S-1 (File No. 333-121463) filed with the SEC, as such registration statement became effective on March 16, 2005. There have been no significant changes to our critical accounting policies during 2005.

New Accounting Pronouncements

        In May 2005, FASB issued SFAS No. 154. SFAS No. 154 replaces APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a material impact on our consolidated financial statements.

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

        In accordance with the agreement governing our old senior secured credit facilities, we were party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through

August 30, 2005. In August 2005, this hedge agreement expired. On March 14, 2005, we entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million from March 14, 2008 until expiration on March 14, 2010. In relation to this swap agreement, we exchanged its floating-rate obligation on $1.25 billion of our Term Loan B-1 facility for a fixed-rate obligation. See "—Interest Rate Swap Agreements" above.

        We have effectively mitigated our cash interest exposure in relation to $1.25 billion of our Term Loan B-1 facility as a result of entering into the interest rate swap agreements described above. The remaining balance of our senior secured credit facilities of approximately $753 million, which is subject to variable interest rates, will be subject to changes in interest rates based upon economic conditions. Other than entering into the new $1.25 billion interest rate swap agreement, our strategies and procedures to manage exposure to interest rates have not changed in comparison to prior periods.

        We are subject to fluctuating interest rates on our floating rate debt and any changes in interest rates would impact cash flows and results of operations. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on our floating rate debt outstanding at September 30, 2005 would be a reduction in cash flows of approximately $4.4 million and a decrease in net income of approximately $2.8 million.

        As of September 30, 2005, long-term debt consisted of fixed-rate borrowings of approximately $1.21 billion and floating rate debt of approximately $2.0 billion. In addition, we had a fixed interest rate swap agreement on a notional amount of $1.25 billion, as described above. Fluctuations in interest rates may affect the fair values of fixed-rate borrowings and fixed-rate net investments in sales-type lease receivables. Any changes in interest rates would also impact results of operations and cash flows as described above. At September 30, 2005, outstanding fixed-rate borrowings bore interest at rates ranging from 6 3/8% to 10 3/8% and sales type lease receivables bore interest at rates between 8% and 12%. The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to our outstanding fixed-rate debt, including our interest rate swap, and our fixed-rate net investment in sales-type lease receivable balances would be approximately $64.8 million and $2.5 million, respectively, as of September 30, 2005.

Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization

Transactions with The DIRECTV Group and its Affiliates

        Until the consummation of the Recapitalization on August 20, 2004, The DIRECTV Group and its affiliates were related parties of ours.

        In relation to the tax separation agreement we entered into with The DIRECTV Group as part of the Recapitalization, we have recorded an $84.3 million receivable related to foreign withholding tax claims made against us by the Indian government, the related payments made to date by us on those claims, and for certain other foreign and domestic tax claims against us and tax payments made by us.

        We provide satellite capacity, TT&C, and other related services and facilities to several subsidiaries of The DIRECTV Group and purchase certain services and equipment from a subsidiary of The DIRECTV Group. Additionally, for the period prior to the consummation of the Recapitalization, we reimbursed The DIRECTV Group for the allocated costs of certain jointly incurred expense items, principally relating to administrative and other expenses. Revenues derived from The DIRECTV Group and its affiliates were $31.6 million and $95.4 million for the three and nine months ended September 30, 2004, respectively, or 15.3% and 15.4% of our total revenues for the respective periods.

        In addition, The DIRECTV Group leases office space to us in Long Beach, California and land for our teleport in Castle Rock, Colorado, and permits the participation by us and our employees in certain discount programs. Prior to the Recapitalization, The DIRECTV Group provided general liability insurance and certain administrative services to us, including the provision of certain advisory and audit services. During the three and nine months ended September 30, 2004, we incurred expenses related to such arrangements with The DIRECTV Group of approximately $0.7 and $1.7 million. In addition, during the three and nine months ended September 30, 2004, we purchased services and equipment from the DIRECTV Group of approximately $0.7 million and $1.6 million, respectively.

Transactions with The News Corporation and its Affiliates (Other than The DIRECTV Group)

        Until the consummation of the Recapitalization on August 20, 2004, The News Corporation and its affiliates were related parties of ours.

        We are a party to agreements with The News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. Revenues derived from The News Corporation and its affiliates were $24.4 million and $65.4 million for the three and nine months ended September 30, 2004, respectively, or 11.8% and 10.6% of our total revenues for the respective periods.

Effect of the Recapitalization

        As a result of the Recapitalization, effective August 20, 2004, The DIRECTV Group and The News Corporation were no longer related parties of ours and the Sponsors and their affiliates became related parties of ours.

Transactions with The Sponsors and Their Affiliates

        The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements for an aggregate consideration of $10.0 million. For the period from January 1, 2005 through March 22, 2005, we recorded approximately $10.4 million of expense for these management fees (including the termination payment). The annual advisory fee did not include, and the Sponsors may receive, additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Sponsors perform services above and beyond those previously called for by the agreements. For the period August 20, 2004 through September 30, 2004, we accrued $231 thousand of expense for these management fees. In addition, during the three and nine months ended September 30, 2005, we reimbursed the Sponsors for $0.1 million and $0.2 million, respectively, for expenses incurred.

        During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.1 million and $0.6 million of expenses during the three and nine months ended September 30, 2005, respectively, related to Capstone Consulting, all of which was paid through September 30, 2005.

        Certain members of our board of directors whose services are compensated are principals of or are affiliated with the Sponsors.

        We provide satellite capacity, TT&C and other related services to affiliates of one of the Sponsors. Revenues for these services were $0.5 million and $1.7 million for the three and nine months ended

September 30, 2005, respectively. As of September 30, 2005, we had customer receivables related to these affiliates of approximately $0.2 million.

        Included in our total contracted backlog of $4.54 billion as of September 30, 2005 is approximately $3.6 million of contracted backlog from these affiliates of the Sponsors. Contracted backlog represents future cash payments expected from customers under all long-term contractual agreements.

        During the three and nine months ended September 30, 2005, we procured $0 million and $0.9 million, respectively, of insurance and insurance-related services from an affiliate of one of the Sponsors.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risks."

ITEM 4.    CONTROLS AND PROCEDURES.

        Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")), our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that as of September 30, 2005 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PANAMSAT HOLDING CORPORATION

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2002 is approximately $56.9 million. We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of approximately $49.2 million. As of September 30, 2005, we had paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group, which controlled us prior to the Recapitalization, agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

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
November 9, 2005
/s/ MICHAEL J. INGLESE Michael J. Inglese Executive Vice President and Chief Financial Officer and a Duly Authorized Officer of the Company

QuickLinks

PANAMSAT HOLDING CORPORATION INDEX
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
WEBSITE ACCESS TO COMPANY'S REPORTS
PART 1. FINANCIAL INFORMATION
PANAMSAT HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005 (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005 (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005 (IN THOUSANDS)
PANAMSAT HOLDING CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FSS Revenue by Service-Type
PANAMSAT HOLDING CORPORATION PART II—OTHER INFORMATION
SIGNATURE