Form 10-K
period 2005-12-31
PanAmSat Holding CORP
filed 2006-03-10
CIK 1310897

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                             to
Commission File Number 001-32456

PANAMSAT HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 20 Westport Road, Wilton, Connecticut (Address of principal executive offices)	20-1728720 (I.R.S. Employer Identification No.) 06897 (Zip Code)
(203) 210-8000 (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
Common Stock, Par Value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2005 (the last day of the registrant's most recently completed second quarter) was $1,025,397,450. For purposes of the foregoing calculation only, the outstanding shares of the registrant's sponsors, directors, executive officers and employees were deemed to be shares of common stock held by affiliates.

        As of March 6, 2006, there were 122,598,093 outstanding shares of the registrant's common stock, par value $0.01 per share.

        In this Annual Report on Form 10-K, unless the context otherwise requires or it is otherwise indicated, all references to (1) "Holdco", "we", "us" and "our" refer to PanAmSat Holding Corporation and its subsidiaries and (2) "PanAmSat" refers to PanAmSat Corporation, Holdco's direct subsidiary.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words "may", "might", "should", "estimate", "project", "plan", "anticipate", "expect", "intend", "outlook", "believe" and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified in "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Market Risks" and elsewhere in this annual report.

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

  •
  failure to complete our pending merger with Intelsat and the resulting impact on our businesses and financial results;

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

  •
  litigation; and

  •
  the other factors discussed under "Item 1A Risk Factors".

        We caution you that the foregoing list of important factors is not exclusive. In light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this annual report may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission ("SEC").

WEBSITE ACCESS TO COMPANY'S REPORTS

        Our Internet website address is www.panamsat.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our Corporate Governance Guidelines, Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) and code of ethics are available at that same location on our website.

PANAMSAT HOLDING CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005
TABLE OF CONTENTS

PART I

Item 1.    Business

Overview

        We are a leading global provider of video, corporate, Internet, voice and government communications services with a large and modern fleet of 23 in-orbit satellites. We lease transponder capacity on our satellites to a variety of customers, including: cable television systems, television broadcasters, direct-to-home, or DTH, television systems, Internet service providers, or ISPs, telecommunications companies, governments and other corporations. The services that we provide to our customers are generally mission critical and our key customer relationships have been built over many years. Our customers include some of the world's leading media and communications companies, such as Time Warner, Inc. (including HBO, TBS and CNN), the BBC, The News Corporation (including the Fox family of channels and The DIRECTV Group), Sony, Viacom (including MTV and Nickelodeon), China Central Television, Doordarshan (India), Comcast and The Walt Disney Company (including ABC and ESPN) as well as civilian and military government agencies and contractors.

        We operate in the fixed satellite services, or FSS, segment, the most mature segment of the satellite communications business, historically characterized by steady and predictable revenue streams, strong cash flows from operations and substantial contracted backlog. According to Euroconsult, in 2004, the FSS industry generated revenues of approximately $7.05 billion.

        As of December 31, 2005, we had a contracted backlog for future services of approximately $4.50 billion, of which approximately $759.7 million was contracted for receipt in 2006. Contracted backlog represents the actual dollar amount (without discounting for present value) of the expected future cash payments to be received from customers under all long-term contractual agreements, including operating leases, sales-type leases and related service agreements. Of this amount, approximately $3.77 billion relates to contracts for our video distribution services, which are typically long-term and may extend to the end of life of the satellite or beyond to a replacement satellite. These contracts also are generally non-cancelable, with early termination or cancellation by the customer resulting in a significant cash obligation payable to us. Our contracted backlog as of December 31, 2005 included approximately $1.47 billion relating to future services on satellites to be launched.

        We believe the FSS industry will benefit from, among other things, the increased transmission of High Definition Television, or HDTV, signals and the increased reliance of governments on commercial satellite capacity for civilian and military applications. We believe that demand for large, cost effective private networks made possible through the combination of our satellite network's broad geographic coverage and the use of small, low-cost terrestrial satellite terminals, commonly referred to as VSATs (very small aperture terminal), will be an additional source of growth, especially in international markets where terrestrial networks are not well developed.

        Our in-orbit fleet, which includes three in-orbit backup satellites, is one of the world's largest commercial geostationary earth orbit, or GEO, satellite networks, capable of reaching over 98% of the world's population. We have an extensive terrestrial network available to support the needs of our customers. We have seven technical facilities in the United States, which provide transmission, monitoring and control services for operating our fleet and transmission and other services for our customers. We lease such services outside of the United States to support the remainder of our worldwide satellite fleet.

        On August 20, 2004, affiliates of Kohlberg Kravis Roberts & Co. L.P., or KKR, The Carlyle Group, or Carlyle, and Providence Equity Partners, Inc., or Providence, completed a series of transactions resulting in an entity affiliated with KKR owning approximately 44% of PanAmSat's outstanding common stock and entities affiliated with Carlyle and Providence each owning approximately 27% of PanAmSat's common stock, with the remainder held by certain members of management and our board of directors. We collectively refer to KKR, Carlyle and Providence as the "Sponsors" in this annual report. We refer to the August 20, 2004 series of transactions through which the Sponsors acquired and recapitalized PanAmSat as the "Recapitalization".

        On September 22, 2004, Holdco was formed by the then existing stockholders of PanAmSat. On October 8, 2004, all of PanAmSat's outstanding common stock held by its then existing stockholders was contributed to Holdco in exchange for an equal number of shares of Holdco common stock, par value $.01 per share ("the Contribution"). As a result of and immediately following that Contribution, PanAmSat's then existing stockholders owned Holdco in equal proportion to their prior ownership interest in PanAmSat, and PanAmSat became a wholly-owned subsidiary of Holdco.

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

        On August 1, 2005, PanAmSat formed its second 50-50 joint venture with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74 degrees west longitude. The joint venture is named Horizons-2. The satellite will support digital video, high-definition television (HDTV) and IP-based content distribution networks to broadband Internet and satellite news gathering services (SNG) in the United States. This Horizons-2 satellite will be constructed over the next two years and is expected to be in service by late 2007. The total investment in this joint venture is expected to be approximately $160 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008 through September 2014. PanAmSat's investment in this joint venture is being accounted for using the equity method of accounting.

        On August 29, 2005, we and Intelsat, Ltd. ("Intelsat") announced that the two companies had signed a definitive merger agreement (the "Intelsat Merger Agreement") under which Intelsat will acquire us for $25 per share in cash, or $3.2 billion (the "Intelsat Merger"). On October 26, 2005, our shareholders approved and adopted the Intelsat Merger Agreement. Consummation of the Intelsat Merger remains subject to various conditions, including satisfaction of the Hart-Scott-Rodino waiting period, receipt of Federal Communications Commission approvals, receipt of financing and other conditions. If the conditions to the Intelsat Merger are satisfied or waived (to the extent permitted by applicable law), we expect to consummate the Intelsat Merger in the second or third quarter of 2006.

        On August 31, 2005, PanAmSat acquired multiple European orbital slots, as well as a satellite with European, Middle Eastern, African and Asian coverage from Alcatel, a French communications company, for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.7 million, including $9.0 million of contingent performance payments due to Alcatel in addition to the purchase price. We are still finalizing our purchase price allocation for this acquisition. This acquisition was accomplished in order to strengthen our presence in these markets and expand our global reach into key growth regions. The satellite acquired, formerly known as Europe*Star 1, was renamed PAS-12, and is capable of providing a broad range of enhanced services to European customers for program distribution, broadcast contribution and enterprise networking.

        Other than its ownership of PanAmSat, Holdco does not have any independent operations and derives all of its revenues and cash flow from its subsidiaries. PanAmSat and its subsidiaries are our only subsidiaries. Our ability to pay dividends on our common stock and make payments on our senior discount notes is dependent on the earnings and the distribution of funds from PanAmSat. The agreements governing PanAmSat's senior secured credit facilities and 9% senior notes are the two contractual obligations of PanAmSat that significantly restrict its ability to pay dividends or otherwise transfer assets to Holdco. Payment of dividends is also subject to compliance with Delaware law.

Background

        We are a market leader in the FSS industry. FSS operators use satellites that are located in designated GEO slots 22,300 miles above the equator. The position of these satellites makes them appear to be at a fixed point above the earth. Receiving antennas, once pointed at a fixed satellite, need not be moved.

        GEO slots are points on the GEO arc where satellites are permitted to operate. The right to use a GEO slot must be authorized under national and international regulatory regimes for the frequency bands in which a satellite will operate, and satellites operating in the same frequency bands must be sufficiently far apart to avoid interference with one another. Certain slots may not provide coverage over an entire market. Other slots may not be available for all of the frequency bands needed to make the slot commercially viable. Satellites operating at adjacent GEO slots at similar frequencies are generally separated by two or more degrees. Once the particular frequencies at a GEO slot have been licensed and coordinated, their use is protected against interference from other operations at the same or adjacent slots.

        The most important aspect of a GEO satellite is its ability to provide equally accessible coverage of a very large geographic area at once, in certain circumstances up to an entire hemisphere. Any antenna on the ground inside the satellite coverage area, or footprint, can receive the same transmission, and can be installed for the same incremental cost. GEO satellites receive radio communications from one or more origination points and distribute them to a single point or multiple receivers within the transmission range of the satellites' beams.

        GEO satellites are well suited for connecting a number of locations that cannot otherwise be connected efficiently.

        Because the cost of satellite services does not increase with distance or the number of receivers, GEO satellites are used for:

  •
  the distribution of television and radio signals to cable television operators, television network affiliates, local radio stations and other redistribution systems;

  •
  DTH transmissions of video and audio programming;

  •
  data networking services, which include voice, data and video transmissions within private networks;

  •
  Internet access and content distribution, including connecting international ISPs to the U.S. Internet backbone where there is a lack of terrestrial fiber, and distributing Internet Protocol content in a point-to-multipoint manner; and

  •
  international and domestic telecommunications services, complementing fiber optic and coaxial cable backbone networks.

        Once a satellite is in commercial service at a GEO slot, FSS operators generally lease capacity, or transponders, on the satellite to customers, including video programmers, telecommunications companies and ISPs. The most common frequency bands available for lease on GEO satellites are as follows:

        C-band.    These frequencies have traditionally been used for video broadcasting and data and voice communications. C-band frequencies have longer wavelengths and therefore are less susceptible to terrestrial and atmospheric interference but require large antennas, typically three to six meters in diameter, to transmit and receive signals.

        Ku-band.    These frequencies have shorter wavelengths and require more powerful transponders, thereby allowing customers to use smaller antennas, 60 to 180 centimeters in diameter. Ku-band has been used for such services as DTH broadcasting, video distribution and private data networks.

        Ka-band.    These frequencies have the shortest wavelength of the three principal commercial fixed satellite bands. Currently, Ka-band frequencies are not widely utilized. While Ka-band allows for very small antennas, it requires high-power beams to be concentrated on smaller geographical areas. New applications, such as certain types of two-way communications, are being developed for these frequencies.

Our Services

        Our operations are comprised of the following two segments, FSS and government services, or G2:

        Fixed Satellite Services—Through FSS, we lease transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and DTH and provide telemetry, tracking and control, or TT&C, and network services to customers. In addition, we provide various consulting and technical services to third parties.

        Government Services—Through G2, we provide global satellite and related telecommunications services to the U.S. government, international government entities and their contractors.

        We derive our revenues primarily from our video and network services. For the years ended December 31, 2003, 2004 and 2005, we derived our revenues from the following service areas:

	Year Ended December 31, 2005
Services
	2003	2004	2005
Video services	64%	62%	63%
Network services	26	26	24
Government services	9	10	10
Consulting/Technical services	1	2	3

Total	100%	100%	100%

        Revenues derived from affiliates of The DIRECTV Group comprised approximately 16%, 15% and 16%, respectively, of total revenues for the years ended December 31, 2003, 2004 and 2005. Revenues derived from affiliates of The News Corporation comprised approximately 11%, 11% and 12%, respectively, of total revenues for the years ended December 31, 2003, 2004 and 2005. No other customers provided us with revenues in excess of 10% of total revenues during each of these periods.

Fixed Satellite Services segment

        Our FSS segment is comprised of the following:

Video services

        We provide satellite transponder capacity and other satellite and terrestrial services for the transmission of entertainment, news, sports and educational programming for over 300 content providers worldwide. Our video services are comprised of four categories:

  •
  Video distribution services—full-time transmission of television programming to cable systems, network affiliates and other redistribution systems;

  •
  DTH television services—full-time transmission of multiple television channels for household reception;

  •
  Full-time contribution services—transmission of news, sports and entertainment segments to cable and broadcast centers around the world; and

  •
  Occasional use services—short-term satellite services that we provide to broadcasters when they need on-the-scene coverage of sporting events and breaking news.

        Video distribution services.    Our primary video distribution service is the full-time transmission of television programming to cable systems, network affiliates and other redistribution systems. Our video distribution services are characterized by long-term contracts with premier media companies and content providers. These companies lease dedicated transponder capacity from us, both on our satellites in orbit and those planned for launch in the future. We also offer bundled, value-added services that include satellite capacity, digital encoding of video channels and, if required, up-linking and down-linking services to and from our satellites and teleport facilities.

        We deliver television programming to virtually all cable systems in the United States. We also operate satellites for the distribution of television programming to cable and other redistribution systems in Latin America, Africa, Australia and the Asia Pacific and Indian Ocean regions. To attract and retain high quality customers, we have created "cable neighborhoods" in which popular television channels act as the "anchor tenants" on our satellites. Cable and other redistribution systems then install antennas to access these popular channels for their subscribers. Because these companies already have their antennas pointed toward these "cable neighborhoods," our experience has been that other programmers also want to distribute their programming through our satellites. The formation of cable neighborhoods has been an important driver of capacity utilization and revenues. Of our 23 satellites in orbit, 12 are part of cable neighborhoods around the world, with seven serving the United States, two serving Latin America, two serving the Asia Pacific region and one serving the Indian Ocean region.

        DTH television services.    Most of our satellites are capable of providing DTH services through the use of high-powered, Ku-band spot beams that transmit over specific geographic areas. DTH service providers lease transponder capacity from us, and our satellites provide the platform for their services. These services deliver a package of television programming channels directly to a consumer's home from our satellites. Digital transmissions over DTH platforms offer television viewers superior picture and sound quality and increased channel capacity for programming and pay-per-view options.

        Full-time contribution services.    We provide broadcasters with satellite transmission services for the transmission of news, sports and entertainment segments to their network affiliates or broadcast centers within the United States or around the world. Broadcasters use our contribution capacity to consolidate programming from various locations and assemble it in one central location for the final programming product. This service provides broadcasters with a dedicated transmission pipeline for the full-time retrieval of programming segments.

        Occasional use services.    We provide broadcasters with satellite transmission services for the timely broadcast of news, sports and events coverage on a short-term basis. This service is designed to enable broadcasters to conduct on-the-scene transmissions using small, portable antennas and to receive the transmissions at their broadcast centers or affiliate stations. In addition to short-term services for special events coverage, we have long-term transponder service agreements with certain satellite services resellers in the United States, who package domestic U.S. transponder capacity for their broadcast, business, educational and government customers.

        Our occasional use services help us take advantage of unutilized capacity on our satellites and are complementary to other services we offer. As these services are not typically long-term in nature, the revenues we derive from them are not typically reflected in our contracted backlog.

        Video service customers.    The following table lists some of the customers under contract for our video distribution, DTH and full-time contribution services:

Video Distribution Services	DTH Services	Full-time Contribution Services
BBC	DIRECTV Latin America	Australian Broadcasting Corporation
Comcast	MultiChoice (South Africa)	CNN
China Central Television	DIRECTV	NHK
Doordarshan (India)	Sky Mexico	FOX
The News Corporation	CBN (Sri Lanka)	ABC
(including the Fox family of channels and	Selectv Broadcasting Ltd.	MSNBC
The DIRECTV Group)		Tribune Broadcasting
NHK (Japan)
Sony
Starz!
Viacom (including MTV and Nickelodeon)
The Walt Disney Company (including ABC and ESPN)
Time Warner, Inc. (including HBO, Turner Broadcasting System and CNN)

Network services

        We provide satellite transponder capacity and other satellite and terrestrial network services to telecommunications carriers, multinational corporations and network service providers for relaying voice, video and data communications globally. Our network services are comprised of two categories:

  •
  Private business network services—satellite capacity that we provide for secure, high speed corporate data networks, such as VSATs, used in a variety of business functions; and

  •
  Internet services—satellite capacity that we provide to ISPs for high data rate Internet connections and point-to-multipoint content distribution.

        Private business network services.    We provide satellite services to companies that furnish networks for end users in the United States, Latin America, Europe, Africa and Asia. We also provide capacity directly to owners-operators of networks. These rooftop-to-rooftop VSAT networks provide dedicated, proprietary one-way and two-way communications links among multiple business sites. VSAT network end users include retail chains for rapid credit card authorization and inventory control, banks for the connection of automated teller machines with processing computers and news agencies for the timely dissemination of news and financial information.

        A VSAT network consists of many VSAT remote sites, a central hub with a large antenna, which enables the connection of all VSATs in the network, and satellite transponder capacity. Our teleports have the capability of serving as the central hub for our customers' VSATs. We expect growth in the use of VSATs to continue, particularly in less developed countries, as more businesses realize the benefits of communicating by a VSAT network, principally due to the following benefits of VSATs:

  •
  high quality and dedicated transmission availability;

  •
  the capability of transmitting extremely large data flows;

  •
  fixed transmission costs, insensitive to distance or the number of receiving stations; and

  •
  the ability to rapidly and cost-effectively deploy VSAT networks in geographically isolated regions.

        Some of the customers for and users of our network services include Segovia, Viasat, General Communications Inc., Hughes Network Systems, Inc., Microspace and Telstra.

        As part of our network services, we also provide satellite services to eight telecommunications carriers in six countries to provide voice, video and data communications networks for businesses, governments and other users. Our satellites, which facilitate high volume information transmission and the ability to use VSATs on the ground, have enabled carriers in emerging countries to introduce competitive new telecommunications services in Latin America, Africa and Asia. In addition, we offer value-added satellite services for telecommunications customers that include satellite capacity and teleport services that connect customers to U.S. terrestrial networks.

        Internet services.    We provide satellite services for the full-time delivery of Internet traffic around the world. Our satellite Internet services enable our customers to improve the quality of their Internet packet delivery, including audio and video, by bypassing shared and congested terrestrial links and to reduce expenses, especially for international ISPs, by enabling simultaneous delivery of content to wide geographic areas without requiring additional terrestrial infrastructure. Our Internet customers deliver content for direct-to-consumer Internet applications, entertainment content providers, ISPs, educational organizations and telecommunications companies. We see growth opportunities for our Internet services, particularly in markets without sufficient fiber optic connectivity.

        As part of our Internet services, we offer a bundled broadband satellite Internet connection package to ISP and corporate enterprise customers that we call SPOTbytes. The complete SPOTbytes service includes satellite capacity, teleport transmission, direct connectivity to Internet backbone providers, and dedicated operations support. SPOTbytes is available as a two-way platform or a one-way platform that utilizes a terrestrial link to provide return path connectivity.

Consulting and Technical services

        Consulting services.    We perform consulting and technical services for various third parties. These services include satellite and launch vehicle construction program management; ground station construction management; targeted market analysis; the provision of launch and satellite specialists; provision of certain market research materials; provision of specialized training programs; assistance in obtaining insurance coverage for satellite manufacturers and other third parties; rental of teleport facilities; launch vehicle and satellite procurement; the provision of industry specialists for expert consultation to insurance carriers; the provision of Transfer Orbit Support Services for third party satellites; and equipment procurement and installation for our customers.

        TT&C services.    In addition to the TT&C services we perform for many of our satellites, we also provide TT&C services for satellites owned by other satellite operators. TT&C services include monitoring and maintaining the proper orbital location and orientation of a satellite, monitoring on-board systems, adjusting transponder levels and remotely bringing backup systems on-line in the event of a subsystem failure.

In-orbit back-up services

        Our other services include in-orbit backup service, which is backup transponder capacity that we make available to certain customers.

Other services

        Our FSS segment also provides our G2 segment with certain of its satellite capacity requirements.

Government Services segment

        Through our G2 segment, we provide global satellite and related telecommunications services to the U.S. government, international government entities and their contractors. Through our G2 segment we provide a "one-stop shopping" resource for government customers to obtain satellite bandwidth, ground terminals and related services, either as stand-alone components or as a complete, end-to-end service offering. We offer transponder capacity on our satellites as well as other mobile and fixed satellite systems.

        G2 serves three customer groups:

  •
  Federal agencies and organizations.  G2 offers U.S. government customers flexible and streamlined procurement vehicles. G2's products and services are readily available for military, civil and homeland security applications.

  •
  The U.S. Department of Defense.  G2 provides satellite and related telecommunications services to the Defense Information Systems Agency, its prime contractors for commercial satellite communications and the four U.S. uniformed military branches. G2 supports a variety of military applications, from distance learning to communications support for unmanned aerial vehicles.

  •
  Prime contractors and system integrators managing major government contracts.  G2 provides satellite services and equipment that can address a specific government procurement or support a communications function within a larger program effort. G2 works closely with its partners, both large and small, to accommodate government procurements.

        We serve military and government agencies and contractors worldwide, directly or as a sub-contractor, including the Army Corps of Engineers, The Boeing Company, the Federal Aviation Administration, the Federal Bureau of Investigation, NASA, the Government of Australia, Raytheon Company, the Transportation Security Administration and the U.S. Air Force, Army, Navy and Marine Corps.

Our Business Strategy

        Our goal is to be the world's leading provider of video, broadcasting and network distribution and delivery services through customer-driven, integrated, state-of-the-art satellite and terrestrial networks and to maximize our cash flow and income growth. To achieve these goals, we plan to increase the use of our existing satellite fleet, improve connectivity to our terrestrial network and continue to provide a 24/7 customer support organization that is capable of serving distributors of video entertainment, operators of business networks, government agencies and other customers around the world. Our strategy includes the following initiatives:

Commitment to maximizing cash flow

        We are focused on prudently managing capital expenditures in order to maximize cash flow available for debt service and dividend payments. We have pioneered the use of smaller satellites, like our Galaxy 12, Galaxy 14 and Galaxy 15 satellites, as a way to optimize returns on capital spending while maintaining capacity in key orbital locations. We also intend to replace existing capacity only as needed, based upon factors such as our ability to pre-sell capacity prior to launch. We believe this approach is significantly different from the historical investment strategies of our principal competitors.

Continuing to increase the value of our U.S. and international video services

        Continue to capitalize on our cable neighborhoods.    Because of our ability to create cable neighborhoods, which concentrate premium cable channels such as the HBO family of channels, the Fox family of channels, TBS, The Disney Channel, ESPN, MTV and Nickelodeon in our orbital locations, we have been able to attract additional programmers to our satellites. These cable neighborhoods have been sustainable over multiple generations of satellites, and we plan to continue to develop and expand our cable neighborhoods in the United States, South America and the Asia-Pacific region. As cable operators build out their plant capacity, we have the opportunity to benefit as more channels, services and other data require satellite distribution to cable head-ends. As the number of channels grows, demand increases for our premium cable neighborhood satellites.

        Become a leader in HDTV distribution.    We believe demand for HDTV will experience significant growth in the coming years, which will result in the need for more satellite bandwidth. According to a 2004 report by the Yankee Group, the number of U.S. households viewing HDTV is forecasted to increase from 8.3 million in 2004 to 57.5 million by year-end 2008. To take advantage of this opportunity, we launched Galaxy 13/Horizons 1 and placed it in service as an HDTV neighborhood to attract the newest and fastest growing cable television segment.

        Expand DTH services.    We believe that greater demand for satellite capacity will be required from U.S. DTH providers as a result of increased HDTV demand and increased local and ethnic programming. We believe these services will consume bandwidth beyond that which is currently available to DTH operators and will cause them to rely more heavily on FSS services.

        Maintain market-leading position in traditional cable services.    Many of the nation's largest cable systems have made significant investments in plant upgrades. We expect this increased plant capacity to be filled primarily with additional linear channels, HDTV programming, interactive programming and other materials that are distributed via satellite to cable head-ends. We believe that the market for video distribution will continue to grow as more channels are offered and a greater variety of formats are used. This benefits us as the switchover from standard analog and enhanced digital video programming will take several years or longer. This means that cable systems will likely carry multiple feeds of the same content for a substantial period of time: an analog feed for its basic subscribers, a digital feed of similar programming potentially time-shifted for premium subscribers and an HDTV feed of the same programming for HDTV subscribers. We also believe that video programmers will offer more services or variations of their content requiring distribution (video-on-demand, short-format, interactivity, streaming video, among others). Our strategy is to continue to create application-specific solutions and technology that anticipate and support the unique needs of these customers.

        Integration of satellite with terrestrial networks.    We recognize that our satellite network represents a single component of a larger and more complex distribution network. Historically, in order for a customer to access any satellite, the customer would be required to either construct its own uplink capabilities or continually deliver content to a teleport facility for uplink to the satellite. Our managed fiber network provides our customers with access to our satellites from around the world, thereby integrating our satellite network with our customers' terrestrial networks. This capability, which we have branded PASPortsm, will continue to differentiate us from our competition and provide opportunities for the creation of new applications and revenue streams.

        Additional spectrum available for development.    In addition to our existing orbital slots, through various filings with regulatory agencies in the United States and other nations, we have the right to develop additional satellites and applications in order to expand our network or develop applications for growing markets in the future. At this time, we have not committed any capital to these growth opportunities.

Increasing sales to the U.S. government

        According to the United States General Accounting Office, the U.S. government is the single largest user of commercial satellite bandwidth in the world. Through our G2 segment, we offer a range of satellite and value-added services to support the requirements of the U.S. government. G2's strategy is to sell its services to the government and assist in the migration of government satellite usage onto our capacity. We intend to leverage the skills acquired by G2 across our video and data networking customers, which we believe will further distinguish us from our competition.

Increasing VSAT sales

        We believe we are a leading provider of satellite capacity for VSAT applications. These proprietary network services allow our customers and their end users to connect many remote business sites to a large central antenna by satellite for one-way or two-way communications. This is particularly valuable in developing regions where terrestrial alternatives are not available. We expect growth in the use of VSATs to come from businesses that can benefit from widely distributed point-to-multipoint networks that facilitate data exchange and transaction-oriented services (such as credit card point-of-sale approvals). We believe that our strong knowledge of VSAT platforms, coupled with the availability of our international satellite capacity, position us as the preferred provider of VSAT services.

Using advanced Internet Protocol-based applications to meet increasing demand

        We believe that IP-based applications will continue to become more prevalent on a global basis and that the line between video and data will continue to blur as video programmers become more comfortable converting their content to IP format. In addition, we believe that satellite-based access to both the Internet and private networks will become common in most of the developing world, where we have significant satellite capacity available.

        Our SPOTbytes service provides customers with the ability to obtain a clear broadband Internet connection anywhere in the world. Although well-developed markets like the United States and Europe have multiple competing wireline options for broadband connectivity, in lesser-developed markets wireline connection options are unavailable. We believe that satellite-based Internet connectivity will continue to grow in these regions as the platform of choice due to its geographic flexibility, speed to market and lack of need for substantial capital spending versus wireline solutions.

Launching service extensions

        We have made substantial investments in our satellite and terrestrial networks and facilities. We continue to strive to maximize the output of these assets in innovative ways. Examples of asset maximizing activities undertaken recently include:

  •
  Consulting services:  In overseeing the construction and launch of dozens of our satellites, we have gained expertise in the management of satellite construction and launch programs which we market to third parties;

  •
  Shared payloads:  In certain circumstances, we can achieve economies of scale on launch and satellite construction costs by sharing satellite payloads among multiple parties; and

  •
  Ground networks:  Provision of the global communications networks used immediately following the launch of a new satellite, as well as hosting TT&C and production equipment for third-party network operators.

Selectively pursue complementary acquisitions

        Over the last several years, the FSS industry has been reshaped as a result of consolidation, deregulation, privatization and, more recently, through increased private equity ownership of satellite operators. We believe that these trends may present opportunities to selectively pursue complementary acquisitions and joint ventures, which would allow us to expand our scope and scale to meet the needs of our customers. We intend to pursue these opportunities in a disciplined manner consistent with our dividend policy, considering as one criterion the impact of any proposed acquisition on our ability to continue paying dividends on our common stock at anticipated levels.

Our Satellite Network and Terrestrial Fiber Optic Network

        We had invested approximately $4.2 billion in our existing satellite fleet and terrestrial fiber optic network through December 31, 2005, and we had approximately $263.3 million of expenditures remaining to be made under existing satellite construction and launch contracts as of December 31, 2005. Our fleet currently consists of 23 satellites in orbit, including three in-orbit spares.

        Our ground facilities also play a critical role in providing quality service to our customers. We operate seven technical facilities, all of which are staffed 24 hours a day, seven days a week. Through our ground facilities, we constantly monitor signal quality, protect bandwidth from piracy or other interference and maintain customer installed equipment. Our teleports operate nearly 100 antennas and are equipped to provide, among other things, analog and digital transmission services, tape play-out and time delay services, monitoring, down-linking of Internet services, connectivity to terrestrial links and network operations services.

        Our 23 satellites currently in orbit contain approximately 948 36 MHz equivalent transponders. We are currently utilizing approximately 73% of our useable and available transponders, which excludes transponders dedicated to backup for our customers and those unavailable for regulatory or technical reasons.

        Once a satellite is placed at its orbital location, ground stations control it until the end of its in-orbit lifetime. We generally provide TT&C services for our own satellites, as well as for satellites owned by other satellite operators. Third parties provide TT&C services for our satellites currently in orbit that our existing teleport networks cannot reach. At the end of a satellite's useful life, the satellite is de-orbited in accordance with standard industry practice by using the on-board propulsion system to move it to a higher location above its normal orbiting position.

        Set forth below is a table containing certain basic information about our 23 in-orbit satellites. Under Spacecraft Model, "BSS" indicates a Boeing model, "SSL" indicates a Space Systems/Loral model and "ORB" indicates an Orbital Sciences model. For each satellite designated as being in primary operating service, we maintain some form of backup capacity. This backup capacity may include any one or more of the following: an in-orbit spare satellite, a ground-based spare satellite, designated reserve transponders on the satellite or other on-board backup systems or designed-in redundancies, or interim restoration capacity on other satellites.

        However, we do not maintain backups for all of our operating capacity. We believe that the availability of backup capacity addresses in part the operational risks relating to potential satellite anomalies, but backup capacity does not eliminate those risks. See "Item 1A. Risk Factors—Risks Relating to Our Industry—Once launched and properly deployed, satellites are subject to significant operational risks due to various types of potential anomalies". The estimated end of useful life shown below is determined using the lower of the satellite's design life and the estimated life of the satellite as determined by an engineering analysis. Under Position, "EL" indicates east longitude and "WL" indicates west longitude.

Satellite	Spacecraft Model	Launch Date	Estimated End of Useful Life(1)	Position	36 MHz Equivalent C-band Transponders	36 MHz Equivalent Ku-band Transponders	Geographic Coverage
North America
Galaxy 3C(2)	BSS 702	06/02	2017	95WL	24.0	42.7	North America; Latin America; Caribbean
Galaxy 4R(2)	BSS 601 HP	04/00	2006	99WL	24.0	24.0	North America
Galaxy 9(3)	BSS 376	06/96	2009	91WL	24.0	—	North America
Galaxy 10R(2)	BSS 601 HP	01/00	2008	123WL	24.0	24.0	North America
Galaxy 11(2)	BSS 702	12/99	2009	91WL	24.0	36.0	North America; Brazil
Galaxy 12(3)	ORB Star 2	4/03	2018	125WL	24.0	—	North America
Galaxy 13/Horizons1(2)	BSS 601 HP	9/03	2018	127WL	24.0	24.0	North America
Galaxy 14(2)	ORB Star 2	08/05	2020	125WL	24.0	—	North America; Caribbean
Galaxy 15(2)	ORB Star 2	10/05	2020	133WL	24.0	—	North America; Caribbean
SBS 6	BSS 393	10/90	2007	74WL	—	22.7	Continental U.S.

Subtotal					216.0	173.4

Atlantic Ocean Region
PAS-1R	BSS 702	11/00	2010	45WL	36.0	36.0	Americas; Caribbean
PAS-3R	BSS 601	01/96	2009	43WL	25.1	25.1	Americas; Caribbean
PAS-6B	BSS 601 HP	12/98	2008	43WL	—	32.0	South America; Americas
PAS-9	BSS 601 HP	07/00	2013	58WL	24.0	24.0	Caribbean; Europe

Subtotal					85.1	117.1

Indian Ocean Region
PAS-4(4)	BSS 601	08/95	2010	72EL	25.1	24.6	Asia; Africa; Middle East; Europe
PAS-5	BSS 601 HP	08/97	2012	26EL	24.0	24.0	Middle East; Asia; Africa
PAS-7	SSL FS 1300	09/98	2013	68.5EL	14.0	30.0	Middle East
HGS-3	BSS 601	01/96	2011	38EL	30.0	8.0	South Asia
PAS-l0(5)	BSS 601 HP	05/01	2016	68.5EL	24.0	24.0	Asia; Africa; Middle East; Europe
PAS-12	SSL FS 1300	10/00	2015	45EL	—	30.0	Europe; Middle East; Africa; Asia

Subtotal					117.1	140.6

Pacific Ocean Region
PAS-2	BSS 601	07/94	2009	169EL	25.1	25.1	Asia-Pacific
PAS-8	SSL FS 1300	11/98	2014	166EL	24.0	24.0	Asia-Pacific; Pacific Ocean Region
Leasat F5(6)	BSS 381	01/90	2008	100EL	—	—

Subtotal					49.1	49.1

Total Bandwidth					467.3	480.2

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Satellite Insurance—Uninsured satellites" for a discussion of our replacement expectations.

(2)
Galaxy 9 and Galaxy 12 are available as in-orbit backups for the C-band capacity on this satellite.

(3)
Galaxy 9 and Galaxy 12 are in-orbit spares for the C-band capacity serving our U.S. cable customers.

(4)
In addition to providing customer services, PAS-4 also provides back-up services.

(5)
PAS-4 is available as an in-orbit backup for portions of the capacity on this satellite.

(6)
Leasat F5 provides services in the X-band and UHF-band frequencies for military applications. It is operated in an inclined orbit.

Satellite Operations Risk Management

        We manage certain of the business risks inherent in the operation of a satellite fleet by insuring satellite launches, maintaining backup satellites and transponders and insuring in-orbit satellites.

Satellite insurance

        We have obtained launch insurance for all of our satellite launches. Launch insurance coverage is typically in an amount equal to the fully capitalized cost of the satellite, which includes the construction costs, the portion of the insurance premium related to launch, the cost of the launch services and capitalized interest (but may exclude any unpaid incentive payments to the manufacturer). Launch insurance has historically covered claims arising after a launch for a period of up to three to five years, providing for payment of the full insured amount if, for example, the satellite is lost during launch or the satellite fails to achieve the proper orbital location, or if other failures occur during the in-orbit coverage period. Currently, as a result of market conditions in the satellite insurance industry, insurers are offering commercially reasonable launch policies that extend for no more than one year after launch. The terms of launch policies generally provide for payment of the full insured amount if the satellite fails to maintain orbit, the satellite fails to perform in accordance with certain design specifications or 75% or more of a satellite's communications capacity is lost. See "Item 1A. Risk Factors—Risks Relating to Our Industry".

        Certain satellites in our fleet are covered by in-orbit insurance. In-orbit insurance coverage may initially be for an amount comparable to launch insurance levels and generally decreases over time, based on the declining book value of the satellite. Historically, in-orbit policies have covered a period ranging from one to three years. As with launch insurance, insurers today are offering in-orbit policies that last for no more than one year. The in-orbit policies generally provide for partial payment for losses of less than 75% of the satellite's communications capacity, in each case subject to applicable deductibles and exclusions. We also maintain third-party liability insurance.

Backup satellites and transponders

        For each satellite designated as being in primary operating service, we maintain some form of backup capacity. This backup capacity may include any one or more of the following: an in-orbit spare satellite, a ground-based spare satellite, designated reserve transponders on the satellite or other on-board backup systems or designed-in redundancies, or interim restoration capacity on other satellites. However, we do not maintain backups for all of our operating capacity. We believe that the availability of backup capacity addresses in part the operational risks relating to potential satellite anomalies, but backup capacity does not eliminate those risks. See "Item 1A. Risk Factors—Risks Relating or Our Industry—Once launched and properly deployed, satellites are subject to significant operational risks due to various types of potential anomalies". While these approaches do not provide a cash payment in the event of a loss or anomaly, they do offer certain protections against loss of business due to satellite failure. Because of the relatively high costs of insurance, a reduction in the number of satellites under insurance or a reduction in the amount of insurance coverage on satellites results in savings that can be applied towards the construction and launch of new satellites. New satellites or the satellites they replace may be available as in-orbit spares. The cost of an in-orbit spare that can provide backup support for multiple satellites may be comparable to the lifetime cost of in-orbit insurance for those satellites. We believe that using in-orbit backup satellites rather than having to build replacement satellites from proceeds received under typical insurance policies may help us better serve our customers, plan and control our replacement costs, protect our revenue streams and protect our rights to orbital slots. In addition, availability of in-orbit transponders and satellites as backup may also give us a competitive advantage, as it can take two years or more to replace a satellite.

Satellite risk management strategy

        As a result of the relatively high number of satellite and launch vehicle anomalies in the last few years, the cost of satellite insurance has increased, while the level of available coverage has decreased. In addition to higher premiums, there is a trend toward higher deductibles, shorter coverage periods and additional satellite health-related policy exclusions. Accordingly, as our existing satellite insurance policies expire, and in response to changes in the satellite insurance market, we will continue to consider, evaluate and implement the use of backup satellites and transponders and the purchase of in-orbit insurance with lower coverage amounts, more exclusions and greater deductibles so that we can better protect our business and control our costs.

Sales and Marketing

        For the majority of our services, including our video services, our sales and marketing efforts focus on developing long-term relationships with our customers. We assign an account representative to each customer who is responsible for understanding the customer's business and structure, as well as the markets that it may serve. We present comprehensive sales solutions to our customers that include multiple and diverse service offerings to address each customer's unique market and technical needs. As part of our selling efforts, we have a dedicated sales application engineering team that provides both pre-sale and post-sale technical advice and consultation to our customers to help them better utilize their contracted satellite capacity, integrate into our network and develop an efficient ground infrastructure.

        Most of our sales are conducted through direct sales channels to a limited group of customers. Some of our customers resell our capacity for private business networks and broadcast services.

The Fixed Satellite Services Industry

        Over the last several years, the FSS industry has been reshaped as a result of consolidation, privatization and deregulation. Many of these changes have important implications for FSS operators seeking to grow their core businesses.

        Until the mid-1990s, the FSS industry was fragmented, with many national and regional providers. In 1997, our merger with the Galaxy Satellite Services, or Galaxy, division of Hughes Communications, Inc., represented one of the first significant consolidations in the industry. That merger brought together Galaxy, which pioneered the cable neighborhood strategy, and PanAmSat International, the first privately held international satellite operator. Privatization took a significant step forward in 1998 when the intergovernmental organization Intelsat spun-off part of its business with the formation of New Skies Satellites N.V. In July 2001, Intelsat and Eutelsat were both privatized. Both Intelsat and Eutelsat are large satellite operators with extensive satellite fleets and a wide range of services. The privatization of these companies enables them to become more commercially focused.

        Consolidation in the FSS industry has been driven by customers' demand for more robust distribution platforms with network redundancies and worldwide reach, by FSS operators' desire to secure and improve their market access in key regions, and by increased private equity ownership in the satellite industry. The announced pending acquisitions of us by Intelsat and of New Skies Satellites by SES are two examples of this consolidation.

        In recent years, many of the regulatory agencies governing satellite transmissions into their countries have liberalized regulations, creating new markets for commercial FSS operators. An example of how we benefit from local market deregulation occurred in July 2001, when we were granted approval to provide a full range of satellite services from our PAS-1R satellite in Brazil, a market that previously had been closed to foreign competition. Our Brazilian market opportunities were further expanded in 2003, when we obtained an authorization from the Brazilian government to provide Ku-band services with our PAS-9 satellite. Similarly, Mexico had been closed to foreign competition, but through our February 2001 joint venture with a Grupo Pegaso affiliate, we have gained access to the Mexican market through PanAmSat de México, which allows us to sell services for video, data and Internet applications in the Mexican telecommunications market. Other Latin American countries have also begun to deregulate their markets, increasing competition for the national satellite incumbents.

Deregulation is also occurring in India, where the local telecommunications infrastructure is inadequate to support the expansion plans of television networks and communications providers. We were granted approval by the government of India to sell certain satellite services, and we opened an office there in December 2001. Recently, the Pakistani authorities have begun to permit the provision of international satellite services by foreign providers. Previously, only licensed domestic services providers were permitted to provide such services in Pakistan.

        While the FSS industry has historically serviced video, telephony and private network data traffic, the growth of the Internet has created a greater need for satellite bandwidth. Satellites are increasingly used in numerous Internet-related applications, owing primarily to key inherent characteristics, including their ability to:

  •
  establish high speed connections between two points or among multiple points within their broad footprints;

  •
  multicast streaming media from a single source to multiple sites; and

  •
  provide an alternative "bypass" network that does not rely on the limitations of the terrestrial Internet infrastructure.

        Some of the new applications that FSS operators have been providing include:

  •
  connecting international ISPs to the U.S. Internet backbone;

  •
  providing a platform for Internet content providers to distribute their data to ISPs for local storage or caching; and

  •
  providing a platform for streaming media content providers to deliver their streams real-time to broadband ISPs or directly to end users.

Competition

Fixed satellite services

        Our principal global competitors in the FSS industry are:

  •
  Intelsat, a former intergovernmental agency privatized in 2001 that primarily provides telecommunications service to common carriers and other service providers, as well as the U.S. government and military. Intelsat reports a fleet of 33 owned GEO satellites. As mentioned above, we have entered into the Intelsat Merger Agreement under which Intelsat will acquire us. Consummation of the Intelsat Merger remains subject to various conditions.

  •
  SES Global, the entity formed by the November 2001 acquisition of GE American Communications, Inc. by SES Astra, which has a strong presence in European DTH services and U.S. video distribution services. SES Global reports a GEO fleet of 24 wholly owned satellites and 14 additional satellites through joint ventures and partnerships.

  •
  New Skies Satellites N.V., a 1998 spin-off from Intelsat, which is owned by a private equity firm and has a fleet of five GEO satellites.

        We also compete with numerous companies and governments that operate domestic or regional satellite systems in the United States, Latin America, Europe, the Middle East, Africa and Asia. Competition from these satellite operators is usually limited to service within one country or region, depending on the operator's satellite coverage and market activities. These regional operators compete with us primarily on price because many are subsidized by local governments. In addition, some countries limit our access to their markets in order to protect their national satellite systems. As regulations in various foreign markets are liberalized, we believe that we will be better able to compete in those markets.

        Our principal regional competitors in the fixed satellite services industry are:

  •
  Asia Satellite Telecommunications Company Limited, also known as AsiaSat. AsiaSat provides network services and video distribution in the Asia-Pacific region. AsiaSat reports a fleet of three GEO satellites.

  •
  Satmex S.A. de C.V., which provides video distribution and network services in the North America and Latin America regions. Satmex reports a fleet of two GEO satellites.

  •
  Telesat, which is a wholly owned subsidiary of BCE Inc. and has a fleet of three fixed satellite service satellites, two direct broadcast satellites and four additional satellites.

  •
  Loral Space & Communications Ltd., which operates a fleet of five GEO satellites through joint marketing arrangements and provides services primarily to broadcasters.

  •
  Eutelsat, a former intergovernmental agency privatized in 2001 that primarily provides video and radio distribution services to the European market and into parts of the Middle East, Africa, South Asia and North and South America. Eutelsat operates a fleet of 22 GEO satellites.

        In addition to the above, we have many competitors for our government services, including Intelsat General Corporation, Americom Government Systems, Electronic Data Systems, Marshall Communications, AT&T Government Group and numerous other resellers. We compete with these and other satellite service providers primarily on coverage, services, access, reliability and price.

        In many situations, the satellite services provided by one operator may be indistinguishable from those provided by another. In such situations, pricing can be the most important competitive issue. In certain markets, the purchase of fixed satellite services may be influenced by factors in addition to price. Such competitive factors include: a satellite's technical capabilities, power, capacity, permitted frequencies of operation, broadcast coverage, health, estimated end of life and availability of additional capacity, the provision of ancillary services by the operator, and the other users of the satellite. In addition, purchase decisions may be based upon the satellite operator's country of origin and ownership.

        Competition is intense among the major FSS providers due to a variety of factors, including competition from terrestrial based fiber optic cable systems, oversupply of capacity in a number of markets and increased privatization. We have experienced pricing pressure in certain international markets due to overcapacity and the ability to charge market-based prices by privatized satellite operators.

Fiber optics

        Our satellite services also compete with certain of the services and products offered by providers of terrestrial fiber optic cables. In nearly every aspect of PanAmSat's business, PanAmSat competes with land-based service providers. In particular, PanAmSat has experienced competition from fiber in servicing both video contribution and video distribution customers. Competitors, such as Vyvx, vie against PanAmSat for the distribution of sporting and other special events.

        Investment by cable companies, as well as new entrants into the video distribution business, in national fiber backbones have played a significant role in the increase of competition from fiber optic cable. Increasing capacity stemming from the continued ubiquity of fiber optic cables is likely to continue to offer competition to satellite operators.

Resellers

        We also face competition from resellers of FSS and fiber capacity. Resellers purchase FSS or fiber capacity from current or future providers and then resell the capacity to their customers. Capacity for resale is readily available because resellers can typically procure capacity on short notice, given that FSS and fiber capacity is available.

        In addition, resellers effectively compete against FSS operators in a number of ways, including by subdividing purchase capacity and selling to customers in smaller pieces or for shorter time periods, or by packaging the capacity with value-added services. To differentiate themselves, resellers often develop the capability for one or several value-added services to offer along with capacity. These capabilities include pre- and post-production services or teleport services. The cost of these capabilities varies, but all are substantially less than the cost of a satellite.

Government Regulation

        As an operator of a privately owned global satellite system, we are subject to:

  •
  the regulatory authority of the U.S. government;

  •
  the regulatory authority of certain other countries in which we operate; and

  •
  the frequency coordination process and other applicable regulations of the International Telecommunication Union.

U.S. regulation

        The Federal Communications Commission, or FCC, regulates the ownership and operation of our current satellite system. We are subject to the FCC's jurisdiction primarily for:

  •
  the licensing of our current fleet of satellites and our U.S.-based earth stations;

  •
  avoidance of interference with radio stations; and

  •
  compliance with FCC rules governing U.S.-licensed satellite systems.

        Violations of the FCC's rules can result in various sanctions including fines, loss of authorizations, or the denial of applications for new authorizations or the renewal of existing authorizations. We are not regulated as a common carrier and, therefore, are not subject to rate regulation or the obligation not to discriminate among customers, and we operate with minimal governmental scrutiny of our business decisions. We must pay FCC filing fees in connection with our space station and earth station applications; annual regulatory fees that are intended to defray the FCC's regulatory expenses; and, to the extent we are deemed to be providing interstate or international telecommunications, universal service contributions.

        FCC authorization to launch and operate GEO satellites.    The FCC authorizes satellite operators who meet its legal and technical qualification requirements to launch and operate satellites. In the case of GEO satellites, the FCC processes satellite applications on a first come, first served basis, and replacement satellite applications are eligible for streamlined processing if they are unopposed and propose technical characteristics consistent with those of the satellite that is being replaced.

        When the FCC grants a GEO satellite application, other than a replacement satellite application, it requires the filer to post a bond and to comply with milestones specifying deadlines for entering into a satellite construction contract, completing critical design review, beginning construction of the satellite, and launching and commencing operation of the satellite. The amount of the bond for GEO satellites is $3.0 million. Upon completion of each milestone, the required amount of the bond is reduced proportionately. A satellite licensee not satisfying a milestone must forfeit the remaining amount on its bond absent circumstances warranting a milestone extension under the FCC's rules and policies.

        Under the FCC's rules, a satellite operator may have no more than five GEO satellite applications and authorized but unlaunched GEO satellites in a frequency band at any given time. For purposes of this limit, the FCC counts both the satellite operator's own applications and unlaunched satellites and the applications and unlaunched satellites of other entities having overlapping ownership interests with the satellite operator above a specified "attribution" threshold. Licensees missing three milestones in any three year period, or engaging in a pattern of obtaining satellite licenses and surrendering them before a milestone deadline, are subject to a substantial reduction in the number of satellite applications and authorized but unbuilt satellites that they are permitted to have.

        Satellite licenses are currently issued for an initial fifteen-year term and the FCC gives licensees a "replacement expectancy" with respect to the replacement of their satellites. Most of our satellites were licensed for ten-year terms before the FCC changed to a fifteen-year policy, but the license terms for those satellites have been extended automatically to fifteen years.

        In June 2004, the FCC adopted rules for the first time requiring that, absent a waiver or exemption, GEO satellites be placed in a disposal orbit at end of life that is at a specified altitude above the GEO arc. The new rules do not apply, however, to in-orbit GEO satellites that were launched prior to March 18, 2002.

        We have final or temporary FCC authorization for all of our operating satellites in the C-band, the Ku-band or both bands. One of these final authorizations does not cover certain design changes that are the subject of a pending modification application. We have special temporary authority to operate the satellite as modified on an interim basis.

        From time to time, we file applications for additional or replacement satellites in the C-band and/or the Ku-band. We also occasionally seek and sometimes receive temporary grants of authority to relocate satellites.

        In January 2003, we returned to the FCC for cancellation of all but one of our U.S. authorizations to launch and operate Ka-band satellites. The remaining authorization was later transferred to another subsidiary of The DIRECTV Group.

        Coordination requirements.    The FCC requires applicants to demonstrate that their proposed satellites would be compatible with the operations of adjacent U.S.-licensed satellites. The FCC expects adjacent satellite operators to coordinate with one another to minimize frequency conflicts, and it does not become involved unless the operators are unable to resolve their conflicts.

        Other U.S. government regulation.    We must comply with U.S. export control laws and regulations, specifically the Arms Export Control Act, the International Traffic in Arms Regulations, the Export Administration Regulations and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control in the operation of our business. The export of satellites, satellite hardware, defense services and technical information relating to satellites to non-U.S. satellite manufacturing firms, launch services providers, insurers, customers, employees and other non-U.S. persons is regulated by the U.S. Department of State's Directorate of Defense Trade Controls under the International Traffic in Arms Regulations. Certain of our contracts for the manufacture, launch, operation and insurance of our satellites involve the export to non-U.S. persons of technical data or hardware regulated by the International Traffic in Arms Regulations. We have obtained all of the specific Directorate of Defense Trade Controls authorizations currently needed in order to fulfill our obligations under contracts with non-U.S. entities, and we believe that the terms of these licenses are sufficient given the scope and duration of the contracts to which they pertain.

        The U.S. Department of Commerce's Bureau of Industry and Security also regulates some of our activities under the Export Administration Regulations. The Bureau regulates our export of equipment to earth stations in our ground network located outside of the United States. It is our practice to obtain all licenses necessary for the furnishing of original or spare equipment for the operation of our TT&C earth station facilities in a timely manner in order to facilitate the shipment of this equipment when needed.

        We cannot provide services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from the Office of Foreign Assets Control. Where required, the

Office of Foreign Assets Control has granted us the authorizations needed to provide satellite capacity and related administrative services to U.S.-sanctioned countries.

Regulation by foreign national telecommunications authorities

        U.S.-licensed satellites.    Even though the United States is the licensing jurisdiction for all of our operating satellites, we are nevertheless subject to regulation in many foreign countries in which we operate. Foreign laws and regulatory practices governing the provision of satellite services to licensed entities and directly to end users vary substantially. Among other things, we may be subject to national communications or broadcasting laws with respect to our provision of international satellite service.

        While these vary from country to country, national telecommunications authorities, with limited exceptions, typically have not required satellite operators to obtain licenses or regulatory authorizations in order to provide space segment capacity to licensed entities. "Space segment capacity" consists solely of capacity on a given satellite without any uplink, downlink or other value-added services.

        Many countries, particularly in Latin America, and increasingly in Europe, Africa and Asia, have liberalized their regulations to permit multiple entities to seek licenses to:

  •
  provide voice, data or video services for their own use or for third-party use;

  •
  own and operate private earth station equipment; and

  •
  choose a provider of satellite capacity.

        This trend should continue with the commitments by many World Trade Organization members, in the context of the WTO Agreement on Basic Telecommunications Services, to open their satellite markets to competition.

        Most countries permit satellite operators to provide space segment capacity without any prior licensing or authorization. In others, however, a license is required to provide space segment capacity or authorization is required for specific satellites. We have obtained such licenses in Argentina, Bolivia, Brazil, Colombia, Ecuador, Guatemala, Honduras, Nicaragua, Paraguay and Uruguay. Additionally, we have sought service-type licenses in order to provide certain space segment capacity directly to end users. We have obtained such licenses in Australia and Japan. In addition, PanAmSat de México has been awarded a concession in Mexico that permits the resale of our space segment capacity in Mexico.

        Non-U.S. licensed satellites.    We and JSAT International Inc. are the sole members of Horizons Satellite LLC, and in 2002 the Japanese telecommunications ministry authorized Horizons to operate the Ku-band payload on the Galaxy 13/Horizons 1 satellite. In late 2003, the FCC added this Ku-band payload to its "Permitted Space Station List", enabling Horizons to use the payload to provide non-DTH services in the United States, and in May 2004 the FCC expanded this authority to include one-way DTH services. We are the exclusive owner of the C-band payload on Galaxy 13/Horizons 1, which the FCC has licensed us to operate.

        In 2005, PanAmSat acquired the assets of Europe*Star Ltd. These assets included a satellite (Europe*Star I now renamed PAS-12) and orbital slot rights of C/KU/Ka-band to several orbital locations and frequency bands. PAS-12 operates in an orbital location under a German filing. PanAmSat has a space station license from the U.K. government's British National Space Center.

        We also have Australian-issued licenses for a future C/Ku-band hybrid satellite in the Pacific Ocean region and nine future Ka-band satellites in various regions.

        The International Telecommunication Union frequency coordination process.    Use of our orbital slots is subject to the frequency coordination and registration process of the International Telecommunications Union, or ITU. In order to protect satellite systems from harmful radio frequency interference from other satellite systems, the ITU maintains a Master International Frequency Register of radio frequency assignments and their associated orbital locations. Each ITU notifying administration is required by treaty to give notice of, coordinate and register its proposed use of radio frequency assignments and associated orbital locations with the ITU's Radiocommunication Bureau.

        When the coordination process is completed, the ITU formally notifies all proposed users of the frequencies and orbital location in order to protect the registered user of the orbital slot from subsequent or nonconforming interfering uses by other nations. The ITU's Radio Regulations do not contain mandatory dispute resolution or enforcement mechanisms. The Radio Regulations' arbitration procedure is voluntary and neither the ITU specifically, nor international law generally, provides clear remedies if this voluntary process fails. Only nations have full standing as ITU members. Therefore, we must rely on governments to represent our interests before the ITU, including obtaining new rights to use orbital locations and resolving disputes relating to the ITU's rules and procedures.

        See "Item 1A. Risk Factors—Risks Relating to Our Industry—The FSS industry is heavily regulated, both in the United States and elsewhere, and such regulation could impede us from executing our business plan".

History

        We are the product of the May 1997 merger of PanAmSat International and the Galaxy business of Hughes Communication, Inc., a subsidiary of The DIRECTV Group, into a new publicly held company, which retained the PanAmSat name. Prior to the Recapitalization (as defined below) in August 2004, The DIRECTV Group beneficially owned approximately 80.4% of our outstanding common stock. The DIRECTV Group was owned by Fox Entertainment Group, Inc., an 82% owned subsidiary of The News Corporation. Following the recapitalization, we were owned by entities affiliated with KKR, Carlyle and Providence and certain members of management and of our board of directors. The purchase transactions whereby KKR, Carlyle and Providence acquired their equity interests in us, including our merger with a wholly-owned subsidiary of the DIRECTV Group, the related financing transactions and the related contractual arrangements entered into with The DIRECTV Group, are collectively referred to as the "Recapitalization."

        On March 22, 2005, we consummated an initial public offering of 50 million shares of our common stock. Upon completion of our initial public offering, the ownership percentages of our outstanding common stock was as follows: publicly held shares were approximately 41%, ownership by affiliates of KKR, Carlyle and Providence was approximately 26%, 16% and 16%, respectively and ownership by certain members of management and our board of directors was approximately 1%.

Employees

        As of December 31, 2005, we had approximately 607 full and part-time employees. We believe that our employee relations are good.

Environmental Matters

        Our operations are subject to various laws and regulations relating to the protection of the environment, including those governing the management, storage and disposal of hazardous materials and the cleanup of contamination. As an owner or operator of property and in connection with current and historical operations at some of our sites, we could incur significant costs, including cleanup costs, fines, sanctions and third-party claims, as a result of violations of or liabilities under environmental laws and regulations. For instance, some of our operations require continuous power supply, and, as a result, current and past operations at our teleport and other technical facilities include fuel storage and batteries for back-up generators. We believe, however, that our operations are in substantial compliance with environmental laws and regulations.

Item 1A.    Risk Factors

Risks Relating to our Common Stock

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

        Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

There can be no assurances that our pending Intelsat Merger will be completed, and failure to complete the Intelsat Merger could negatively impact our business and financial results.

        The completion of our pending Intelsat Merger depends on the satisfaction or waiver of a number of conditions, including but not limited to, receipt of all required regulatory approvals as final orders and without any burdensome conditions (as defined in the merger agreement) and the absence of any governmental order that prohibits the Intelsat Merger or any law that prohibits or makes illegal the transactions contemplated by the Intelsat Merger Agreement. There can be no assurance that the receipt of all required regulatory approvals and satisfaction of the other required conditions will be obtained on a timely basis, or at all. If the Intelsat Merger is not completed, our businesses and financial results could be adversely impacted due to, among other things, the focus of our management's time and efforts on completing the Intelsat Merger rather than pursuing other attractive business opportunities and the payment of certain costs relating to the Intelsat Merger, including legal, accounting, financial advisor and printing fees. Under certain circumstances, we would also be required to pay a termination fee to Intelsat under the Intelsat Merger Agreement.

Risks Relating to Our Business

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to pay dividends on our common stock, comply with our debt covenants, repay our indebtedness and operate our business.

        As of December 31, 2005, we had outstanding indebtedness of approximately $3,214.3 million. PanAmSat currently has availability of $200.9 million (net of standby letters of credit of approximately $49.1 million) under its revolving credit facility.

        Our substantial indebtedness could have important consequences. For example, it could:

  •
  make it more difficult for us to pay dividends on our common stock;

  •
  make it more difficult for us to satisfy our obligations with respect to our outstanding debt, and a failure to comply with any financial and other restrictive covenants could result in an event of default under our debt instruments and agreements;

  •
  require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, working capital, capital expenditures, acquisitions and other general corporate purposes;

  •
  limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

  •
  make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

  •
  limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy, or other purposes; and

  •
  place us at a disadvantage compared to our competitors who have less debt.

        Any of the above listed factors could materially and adversely affect our business and results of operations. Furthermore, our interest expense could increase if interest rates rise because the entire amount of our debt under PanAmSat's senior secured credit facilities bears interest at floating rates. If we do not have sufficient earnings to service our debt, we would need to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do on commercially reasonable terms or at all.

We are a holding company with no operations, and unless we receive dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, we will be unable to pay dividends on our common stock and meet our debt service and other obligations.

        We are a holding company and conduct all of our operations through our subsidiaries. We do not have, apart from our ownership of PanAmSat, any independent operations. As a result, we will rely on dividends and other payments or distributions from PanAmSat and our other subsidiaries to pay dividends on our common stock and meet our debt service and other obligations. The ability of PanAmSat and our other subsidiaries to pay dividends or make other payments or distributions to us will depend on PanAmSat's operating results and may be restricted by, among other things, the covenants contained in PanAmSat's senior secured credit facilities and the indenture governing PanAmSat's 9% senior notes, and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

        In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our subsidiaries, including obligations under PanAmSat's senior secured credit facilities and 9% senior notes. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our subsidiaries' liabilities and obligations have been paid in full.

Despite our current leverage, we may still be able to incur significant additional indebtedness. This could further exacerbate the risks that we face.

        We will be able to incur significant additional indebtedness in the future. Although the instruments governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face, including those described above, could intensify.

The terms our indebtedness may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

        PanAmSat's senior secured credit facilities and the indentures governing our senior discount notes and PanAmSat's 9% senior notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our best long-term interests. PanAmSat's senior secured credit facilities include financial covenants, including requirements that it:

  •
  maintain a minimum interest coverage ratio; and

  •
  not exceed a maximum total leverage ratio.

        The financial covenants contained in PanAmSat's senior secured credit facilities will become more restrictive over time. In addition, PanAmSat's senior secured credit facilities limit PanAmSat's ability to make capital expenditures and require that it use proceeds of certain asset sales that are not reinvested in PanAmSat's business to repay indebtedness under them.

        PanAmSat's senior secured credit facilities also include covenants restricting, among other things, its ability to:

  •
  incur or guarantee additional debt or issue preferred stock;

  •
  pay dividends, or make redemptions and repurchases, with respect to capital stock;

  •
  create or incur certain liens;

  •
  make certain loans, acquisitions, capital expenditures or investments; and

  •
  engage in mergers, acquisitions, asset sales and sale and lease-back transactions.

        The indenture relating to our senior discount notes and the indenture relating to PanAmSat's 9% senior notes also contain numerous covenants including, among other things, restrictions on our ability to:

  •
  incur or guarantee additional indebtedness or issue disqualified or preferred stock;

  •
  create liens;

  •
  enter into sale and lease-back transactions;

  •
  pay dividends or make other equity distributions;

  •
  repurchase or redeem capital stock;

  •
  make investments or other restricted payments;

  •
  sell assets or consolidate or merge with or into other companies;

  •
  create limitations on the ability of our restricted subsidiaries to make dividends or distributions to us; and

  •
  engage in transactions with affiliates.

        The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in PanAmSat's senior secured credit facilities could result in a default under such facilities. If any such default occurs, the lenders under the senior secured credit facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require PanAmSat to apply all of its available cash to repay these borrowings, any of which would result in an event of default under our senior discount notes and PanAmSat's senior notes. Those lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under the senior secured credit facilities will have the right to proceed against the collateral granted to them to secure the debt owed to them. If the debt under the senior secured credit facilities were to be accelerated, our assets may not be sufficient to repay such debt in full or to repay our senior discount notes and PanAmSat's 9% senior notes and our other debt.

Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance.

        Our current satellite insurance does not protect us against all satellite-related losses that we may experience, and we do not have in-orbit insurance coverage for all of the satellites in our fleet. Some of our insured satellites are covered by policies with significant exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure ("Significant Exclusion Policies") and deductibles related to specific components identified by the insurers as the most likely to fail or by a policy with a lower coverage amount than the carrying value of its insurable costs. Moreover, any claims under existing policies are subject to settlement with the insurers. As of December 31, 2005, we had in effect launch and in-orbit policies covering six satellites in the aggregate amount of approximately $522.4 million, one of which was covered by Significant Exclusion Policies. As our insurance policies expire, we may elect to reduce or eliminate insurance coverage relating to certain of our satellites to the extent permitted by our debt agreements if, in our view, exclusions make such policies ineffective or the costs of coverage make such insurance impractical and if we believe that we can more reasonably protect our business through the use of in-orbit spare satellites, backup transponders and self-insurance. We had 19 uninsured satellites in orbit as of December 31, 2005 with a total net book value and other insurable costs of approximately $836.0 million. On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its secondary spacecraft control processor (SCP) and was taken out of service. This satellite had no net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results. Additionally, in February 2006, our Galaxy 1R satellite was replaced by our Galaxy 15 satellite and on March 3, 2006, Galaxy 1R was de-orbited. Seventeen of our satellites are currently uninsured.

        An additional risk to our business is that we do not generally obtain insurance to cover the risk of revenues lost as a result of satellite anomalies. As a result, even if insurance were to cover a loss relating to a launch or in-orbit failure, we would not be adequately compensated for lost revenues attributable to that loss. As of December 31, 2005, the total net book value of satellites and other insurable costs, which includes certain sales-type leases plus the estimated amount of warranty liabilities related to transponders sold outright, less incentive obligations, totaled approximately $1,518.5 million.

        A partial or complete failure of a revenue-producing satellite, whether insured or not, could require additional, unplanned capital expenditures, an acceleration of planned capital expenditures, interruptions in service, a reduction in contracted backlog and lost revenue, and could limit our ability to pay dividends.

Our business is capital intensive, and we may not be able to access the capital markets when we would like to raise capital.

        We may not be able to raise adequate capital to complete some or all of our business strategies or to react rapidly to changes in technology, products, services or the competitive landscape. Industry participants often face high capital requirements in order to take advantage of new market opportunities, respond to rigorous competitive pressures and react quickly to changes in technology. Many of our competitors are committing substantial capital and, in many instances, are forming alliances to acquire or maintain market leadership. Our business is capital intensive and there can be no assurance that we will be able to satisfy our capital requirements in the future.

We are subject to significant and intense competition both within the FSS industry and outside the industry from companies offering other means to transmit signals, such as through fiber optics.

        We face significant and intensifying competition in the FSS industry in different regions around the world from companies such as: Intelsat Ltd. and Eutelsat S.A.; SES Global, the entity formed by the November 2001 acquisition of GE American Communications, Inc. by Societe Europeenne des Satellites, the Luxembourg-based operator of ASTRA, one of Europe's leading DTH services; New Skies Satellites N.V.; Loral Space & Communications Ltd.; Satmex; and Telesat among others. Competition in the FSS industry lowers prices, which can reduce our operating margins and the cash available to fund our operations, service our debt obligations and pay dividends. There has been a trend toward consolidation of major FSS providers as customers increasingly demand more robust distribution platforms with network redundancies and worldwide reach, and we expect to face increased competition as a result of this trend. For example, SES Global now has the world's largest satellite fleet, and the combined entity is now capable of providing service in many of the markets we serve. These and other direct competitors are likely to continue developing and launching satellites with greater power and more transponders, which may create satellite capacity at lower costs. In order to compete effectively, we may have to invest in similar technology.

        In addition, we believe that there are many companies that are seeking ways to improve the ability of existing land-based infrastructure, such as fiber optic cable, to transmit signals. Any significant improvement or increase in the amount of land-based capacity, particularly with respect to the existing fiber optic cable infrastructure and point-to-point applications, may cause our video services customers to shift their transmissions to land-based capacity or make it more difficult for us to obtain new customers. If fiber optic cable networks or other ground-based high-capacity transmission systems are available to service a particular point, that capacity, when available, is generally less expensive than satellite capacity. As land-based telecommunications services expand, demand for some satellite-based services may be reduced.

        Some of our direct and indirect competitors, both those in and outside of the FSS industry, have greater financial resources and operating flexibility than we do. This may permit them to respond better to changes in the industry.

We could be adversely affected if our customers default on their obligations to us.

        We rely on a limited number of customers to provide a substantial portion of our revenues and contracted backlog. For example, two customers, The DIRECTV Group and The News Corporation, comprised approximately 16% and 12%, respectively, of total revenues in 2005. No other customers represent more than 10% of revenues. Some customers have in the past defaulted and, although we monitor our larger customers' financial performance and seek deposits, guarantees and other methods of protection against default where possible, our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Overview". Defaults by any of our larger customers or by a group of smaller customers who, collectively, represent a significant portion of our revenues could adversely affect our revenues, operating margins and cash flows.

We are exposed to political, economic and other risks that arise from operating a multinational business.

        A significant portion of our business is conducted outside of the United States. For the years ended December 31, 2003, 2004 and 2005, approximately 56%, 56% and 52% of our revenues, respectively, were generated from customers outside of the United States. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include, but are not limited to:

  •
  required compliance with a variety of foreign laws and regulations, including telecommunications standards, noncompliance with which could restrict our ability to compete in certain foreign markets;

  •
  withholding taxes or other taxes of our foreign income imposed by foreign countries, which could make the cost of our services in such markets prohibitively expensive or reduce cash flows;

  •
  tariffs or other restrictions on foreign trade or investment, including currency exchange controls, trade protection measures and import or export licensing requirements imposed by foreign countries, which could limit our ability to compete in such markets;

  •
  fluctuations in exchange rates that may affect the demand for our services and adversely affect the profitability in U.S. dollars of services provided by us in foreign markets where payment for our services is made in the local currency;

  •
  difficulty in enforcing agreements through foreign legal systems, which could limit our ability to receive payments for services rendered; and

  •
  changes in general economic and political conditions in countries where we operate, which could limit our ability to provide services, compete or receive payments for services rendered.

        Our business success depends in part on our ability to anticipate and effectively manage these and other regulatory, economic, social and political risks inherent in international business.

Our strategy to selectively pursue complementary acquisitions may present unforeseen integration obstacles or costs.

        We may selectively pursue complementary acquisitions and joint ventures. Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

  •
  potential disruption of our ongoing business and distraction of management;

  •
  difficulty with integration of personnel and financial and other systems;

  •
  hiring additional management and other critical personnel; and

  •
  increasing the scope, geographic diversity and complexity of our operations.

        In addition, we may encounter unforeseen obstacles or costs in the integration of acquired businesses. Also, the presence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition may have a material adverse effect on our business. Our acquisition and joint venture strategy may not be successfully received by customers, and we may not realize any anticipated benefits from acquisitions or joint ventures.

Our Sponsors may have significant influence on our company, including control over decisions that require the approval of equity-holders, whether or not such decision is believed by the other equity-holders to be in their own best interests.

        Our Sponsors beneficially own approximately 58% of our common stock. As a result, our Sponsors have the collective ability to control all matters requiring stockholder approval, including the nomination and election of directors, the determination of our corporate and management policies and the determination, without the consent of our other stockholders, of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. So long as our Sponsors continue to own a majority of our outstanding common stock, they will continue to be able to strongly influence or effectively control our decisions.

Our dividend policy may limit our ability to pursue growth opportunities.

        Our board of directors has adopted a dividend policy that reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders. In developing this policy, we have made assumptions for and judgments about our expected results of operations, anticipated levels of capital expenditures, cash interest expense, income taxes and working capital, and the continued availability of borrowings under PanAmSat's revolving credit facility. As a result of the dividend policy, our ability to finance any material expansion of our business or to fund our operations may be more limited than if we had retained all of our cash flow from operations. In addition, our ability to pursue any material expansion of our business, including through acquisitions or increased capital spending, will depend more than it otherwise would on our ability to obtain third party financing. We cannot assure you that such financing will be available to us at an acceptable cost, or at all.

Our ability to pay dividends to holders of our common stock is subject to significant limitations.

        While our board of directors has adopted a policy to pay periodic dividends to holders of our common stock, we are not obligated to pay dividends. Dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. For example, we might not generate sufficient cash from operations in the future, or we might suffer an uninsured loss of a satellite requiring significant and unplanned capital expenditures, resulting in an inability to pay dividends on our common stock in the intended amounts or at all. In addition, we are subject to certain restrictions on payment of dividends under PanAmSat's senior secured credit facilities or the indentures governing Holdco's senior discount notes and PanAmSat's 9% senior notes which, if triggered, may result in our modification or elimination of dividends. Additionally, our need for cash to fund capital expenditures and new growth opportunities may increase. Under those circumstances, our board of directors may decide to use cash from operations for increased capital expenditures or to take advantage of new growth opportunities.

Risks Relating to Our Industry

Once launched and properly deployed, satellites are subject to significant operational risks due to various types of potential anomalies.

        Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, that have occurred in our satellites and the satellites of other operators as a result of:

  •
  the satellite manufacturer's error, whether due to the use of new and largely unproven technology or simply due to a manufacturing defect;

  •
  problems with the power systems of the satellites, including:

  •
  circuit failures causing reductions in the power output of the solar arrays on the satellites, which could require us to forego the use of some transponders initially and to turn off additional transponders in later years; and/or

  •
  failure of the cells within the batteries, whose sole purpose is to power the payload and spacecraft operations during the daily eclipse periods which occur for brief periods of time during two 40-day periods around March 21 and September 21 of each year;

  •
  problems with the control systems of the satellites, including:

  •
  failure of the primary and/or backup spacecraft control processor, or SCP;

  •
  failure of the Xenon-Ion Propulsion Systems, or XIPS, used on certain Boeing satellites, which is an electronic propulsion system that maintains the spacecraft's proper in-orbit position; and

  •
  general failures resulting from operating satellites in the harsh space environment.

        We have experienced anomalies in each of the categories described above. Although we work closely with the satellite manufacturers to determine and eliminate the cause of these anomalies in new satellites and provide for on-satellite backups for certain critical components to minimize or eliminate service disruptions in the event of failure, we may experience anomalies in the future, whether of the types described above or arising from the failure of other systems or components, and an on-satellite backup may not be available upon the occurrence of such an anomaly. In particular, we may experience additional anomalies relating to the failure of the SCP in certain of our Boeing model 601, or BSS 601, satellites (not including our BSS 601 HP satellites), various anomalies associated with XIPS in our BSS 601 HP satellites or a progressive degradation of the solar arrays in certain of our Boeing model 702, or BSS 702, satellites.

        Three BSS 601 satellites that we operated in the past, as well as BSS 601 satellites operated by others, have experienced a failure of the primary and backup SCPs. One of the BSS 601 satellites that we currently operate has experienced a failure of the primary SCP. On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its SCP and was taken out of service. This satellite had no net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results.

        Certain of the BSS 601 HP satellites have experienced various problems associated with their XIPS. We operate seven satellites of this type. Three of our currently operated BSS 601 HP satellites have experienced failures of both XIPS. We may in the future experience similar problems associated with XIPS or other propulsion systems on our satellites. In 2004, based on a review of available data, we reduced our estimate of the useful life of one of our BSS 601 HP satellites, PAS-9 and as a result, we accelerated depreciation expense related to this satellite.

        Two of the three BSS 702 satellites that we operate, as well as BSS 702s of a similar design operated by others, have experienced a progressive degradation of their solar arrays causing a reduction in output power. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. The power reduction may require us to permanently turn off certain transponders on the affected satellites to allow for the continued operation of other transponders, which could result in a loss of revenues, or may result in a reduction of the satellite's useful life. Due to this continued degradation, based on a review of available data, in 2004 we reduced our estimate of the useful lives of both satellites.

        Any single anomaly or series of anomalies could materially and adversely affect our operations, our revenues, our relationship with our current customers and our ability to attract new customers for our satellite services. In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly and the availability of on-satellite backups. Anomalies and our estimate of their future effect may also cause a reduction of the expected useful life of a satellite and contracted backlog. Anomalies may also cause a reduction of the revenues generated by that satellite or the recognition of an impairment loss. Finally, the occurrence of anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. While some anomalies are covered by insurance policies, others are not or may not be covered. See "—Risks Relating to Our Business—Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance".

New satellites are subject to launch failures, the occurrence of which can materially and adversely affect our operations.

        Satellites are subject to certain risks related to failed launches. Of the 38 satellites launched by us or our predecessors since 1983, three have resulted in launch failures. In addition, certain launch vehicles that we have used or are scheduled to use have experienced launch failures in the past. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take 24 months or longer, and to obtain other launch opportunities. Such significant delays could materially and adversely affect our operations and our revenues. Launch vehicles may also under-perform, in which case the satellite may still be placed into service by using its onboard propulsion systems to reach the desired orbital location, resulting in a reduction in its useful life. In addition, although we have had launch insurance on all of our launches to date, if we were not able to obtain launch insurance on reasonable terms and a launch failure were to occur, we would directly suffer the loss of the cost of the satellite and related costs, which could be as much as $250 million.

New or proposed satellites are subject to construction and launch delays, the occurrence of which can materially and adversely affect our operations.

        The construction and launch of satellites are subject to certain delays. Such delays can result from the delays in the construction of satellites and launch vehicles, the periodic unavailability of reliable launch opportunities, possible delays in obtaining regulatory approvals and launch failures. We have in the past experienced delays in satellite construction and launch which have adversely affected our operations. Future delays may have the same effect. A significant delay in the future delivery of any satellite may also adversely affect our marketing plan for the satellite. If satellite construction schedules are not met, a launch opportunity may not be available at the time a satellite is ready to be launched. Further, any significant delay in the commencement of service of any of our satellites could enable customers who pre-purchased or agreed to lease transponder capacity on the satellite to terminate their contracts and could affect our plans to replace an in-orbit satellite prior to the end of its useful life. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our financial condition and results of operations. Delays in a satellite intended to replace an existing satellite that results in the existing satellite reaching its end of life before being replaced could result in loss of business to the extent an in-orbit backup is not available. We have plans to launch one satellite during 2006 and three satellites during 2007 that will replace satellites currently in service, including the satellite which will be owned by the Horizons-2 joint venture. These satellites are an important part of our strategy to further develop our HDTV capacity and ultimately achieve HDTV cable neighborhoods. Any delay in the launch of any of these satellites would cause commencement of service to occur later than the end of the life of the satellite it is replacing, which could result in a loss of revenues and contracted backlog.

The market for satellite insurance has historically fluctuated significantly.

        The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services in 1984. Recently, the cost of obtaining launch and in-orbit policies on satellites has reached historic highs. We expect the cost of obtaining such insurance to continue to remain high and perhaps rise further, and we expect availability to be limited as a result of recent satellite failures and general conditions in the insurance industry, including the continued effects of the September 11 terrorist events. Launch and in-orbit policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods, higher loss percentages required for constructive total loss claims and additional satellite health-related policy exclusions. For example, while we have in the past been able to obtain launch policies covering a period of three to five years from the date of launch and in-orbit policies covering a period of one to three years from the date of expiration of the applicable launch policy, providers of launch and in-orbit insurance are now unwilling to insure for periods greater than one year.

        An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our operating income by the amount of such increased premiums. Currently, 19 of our 23 satellites are uninsured. As our insurance policies expire, we may elect to reduce or eliminate insurance coverage relating to certain of our satellites to the extent permitted by our debt agreements if we so choose. We may do so if exclusions make such policies ineffective or the costs of coverage make such insurance impractical or if we believe that we can more effectively protect our business through the use of in-orbit spare satellites, backup transponders and self-insurance.

        We also maintain a certain level of third-party liability insurance. This insurance may not be adequate or available to cover all third-party liability damages that may be caused by any of our satellites, and we may not in the future be able to renew our third-party liability coverage on reasonable terms and conditions, if at all.

The FSS industry is heavily regulated, both in the United States and elsewhere, and such regulation could impede us from executing our business plan.

        We are subject to the regulatory authority of the U.S. government, primarily the Federal Communications Commission, or the FCC, and the national communications authorities of the countries in which we operate. If we do not obtain all requisite regulatory approvals for the construction, launch and operation of any of our future satellites and for the orbital slots planned for these satellites or, the licenses obtained impose operational restrictions on us, or permit interference which could affect the use of our satellites, our business, financial condition and results of operations could be materially adversely affected. In addition, we may not continue to coordinate successfully any or all of our satellites under FCC procedures domestically and under procedures of the International Telecommunication Union internationally. Such coordination is required in connection with domestic and international procedures that are intended to avoid interference to or from other satellites. In addition, the export of satellites and technical information related to satellites, earth station equipment and provision of services to certain countries are subject to State Department, Commerce Department and Treasury Department regulations, which could adversely affect or delay our ability to sell our services to non-U.S. customers.

        More specifically, the risks of government regulation include:

  •
  the FCC's right to require satellites within its jurisdiction to be relocated to a different orbital location if it determines that re-location is in the public interest;

  •
  the possibility that the FCC will deny our request to replace an existing satellite with a new satellite;

  •
  the ability of governments, including the U.S. government, to regulate satellite and terrestrial transmissions that have the potential to interfere with government operations or other satellite or terrestrial commercial operations thereby interfering with our contractual obligations to customers; and

  •
  the revocation by the FCC of currently unused orbital slots that have been granted to us if we do not utilize such slots prior to their expiration dates, as was the case with two slots previously granted to us that were revoked in 2000.

        Because the regulatory schemes vary by country, we may be subject to regulations in foreign countries of which we are not presently aware. If that were to be the case, we could be subject to sanctions by a foreign government that could materially and adversely affect our operations in that country. There can be no assurance that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis, or at all, in all jurisdictions in which we wish to operate our satellites, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain the authorizations necessary to operate our satellites internationally could have a material adverse effect on our financial condition and results of operations.

The FSS industry has recently experienced flat demand for video services and pricing pressures and overcapacity in certain markets, which could affect us materially and adversely.

        The FSS industry has demonstrated certain weaknesses recently: demand for video services in many of the global markets we serve has been relatively flat; pricing pressure has been experienced in certain international markets due to overcapacity and regional economic downturns; and some of our existing international DTH services customers are in the process of rationalizing their cost structures, including satellite capacity costs, to match their existing and projected revenues. In addition, anticipated increases in demand, including with respect to HDTV services, may fail to materialize to the extent we expect. Any of these industry dynamics could negatively affect our operations and financial condition.

Item 1B.    Unresolved Staff Comments

        We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) we believe are material, (2) were issued not less than 180 days before the end of our 2005 fiscal year and (3) remain unresolved.

Item 2.    Properties

        Our principal executive offices are located in Wilton, Connecticut, pursuant to which we commenced a ten-year lease in July 2001. We have seven technical facilities in the U.S., which provide transmission, monitoring and control services for operating our fleet and teleport and other services for our customers. We currently operate five teleports, a satellite operations control center and a customer service center in conjunction with our global satellite network. We operate our primary teleport in Ellenwood, Georgia and operate regional teleports in Castle Rock, Colorado; Fillmore, California; Napa, California; and Silver Spring, Maryland. We own our teleports in Ellenwood, Napa and Fillmore. We own our customer service center in Ellenwood and our satellite operations control center in Long Beach, California. We lease our teleports in Castle Rock and Silver Spring. As part of an updating and restructuring of our terrestrial infrastructure, we closed our Homestead, Florida teleport during 2003 and closed our Spring Creek, New York teleport in June 2004. We sold our Spring Creek, New York facility in October 2004 and sold our Homestead, Florida facility in June 2005.

        We also lease office space in New York, New York; Ellenwood, Georgia; Washington, D.C.; Coral Gables, Florida; Chantilly, Virginia; Sydney, Australia; Johannesburg, South Africa; London, England; Tokyo, Japan; Hong Kong, China; Rio de Janeiro, Brazil; Mexico City, Mexico; Beijing, China; and Mumbai, India. Our leases have been entered into upon terms that we believe to be reasonable and customary.

Item 3.    Legal Proceedings

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2003 is approximately $56.3 million. We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide letters of credit totaling approximately $49.2 million. As of December 31, 2005, we had paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group, which controlled us prior to the Recapitalization, agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

        We periodically become involved in various claims and lawsuits that are incidental to our business. Other than the matter described above, we believe that no matters currently pending would, in the event of an adverse outcome, be material.

Item 4.    Submission of Matters to a Vote of Security Holders

        A special meeting of stockholders was held on October 26, 2005 to vote upon a proposal to approve and adopt the definitive Intelsat Merger Agreement, dated as of August 28, 2005, under which Intelsat will acquire us and all of our outstanding common shares for $25 per share in cash, or $3.2 billion. The agreement had been approved unanimously by the boards of directors of both companies.

Votes for:	99,105,072
Votes against:	27,281
Votes withheld:	31,406,392
Abstentions:	59,348
Broker non votes:	0

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock is listed on the New York Stock Exchange and commenced trading on March 17, 2005 under the symbol "PA".

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

        The following table sets forth, for the calendar periods indicated, the high and low closing sales price per share for our common stock, as reported by the New York Stock Exchange:

2005		High	Low
First Quarter	(March 17–31, 2005)	$17.70	$17.00
Second Quarter	(April 1–June 30, 2005)	$20.66	$16.98
Third Quarter	(July 1–September 30, 2005)	$24.69	$19.65
Fourth Quarter	(October 1–December 31, 2005)	$24.82	$23.65

        As of March 6, 2006, there were approximately 49 holders of record of our common stock.

        Our board of directors adopted a dividend policy that became effective upon the closing of our initial public offering. Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders. On March 21, 2005, our board of directors declared a partial quarterly dividend for the period from March 22, 2005 to March 31, 2005 in the amount of $0.043056 per share, or an aggregate of approximately $5.28 million, which was paid on April 15, 2005, to stockholders of record as of March 31, 2005. On June 20, 2005, our board of directors declared a quarterly dividend for the period from April 1, 2005 to June 30, 2005 in the amount of $0.3875 per share, or an aggregate of approximately $47.5 million, which was paid on July 15, 2005, to stockholders of record as of June 30, 2005. On September 19, 2005, our board of directors declared a quarterly dividend for the period from July 1, 2005 to September 30, 2005 in the amount of $0.3875 per share, or an aggregate of approximately $47.5 million, which was paid on October 14, 2005, to stockholders of record as of September 30, 2005. On December 14, 2005, our board of directors declared a quarterly dividend for the period from October 1, 2005 to December 31, 2005 in the amount of $0.3875 per share, or an aggregate of approximately $47.5 million, which was paid on January 17, 2006, to stockholders of record as of December 30, 2005.

        Our primary source of liquidity is cash flow generated from the operations of our subsidiaries, including PanAmSat. Our ability to pay dividends on our common stock and make payments on our 10 3/8% Senior Discount Notes is dependent on the earnings and the distribution of funds from

PanAmSat. The agreements governing PanAmSat's senior secured credit facilities and 9% senior notes are the two contractual obligations of PanAmSat that significantly restrict its ability to pay dividends or otherwise transfer assets to us. Payment of dividends is also subject to compliance with Delaware law.

Item 6.    Selected Financial Data

        The selected historical consolidated financial, operating and other data as of December 31, 2004 and 2005 and for each of the three years in the period ended December 31, 2005 presented in this table are derived from our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2001, 2002 and 2003 and for each of the two years in the period ended December 31, 2002 presented in this table are derived from our audited consolidated financial statements of PanAmSat and related notes thereto, which are not included in this Annual Report. You should read the selected financial data below in conjunction with our consolidated financial statements and notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, other than share and per share data)
Statement of Operations Data:
Revenues
Operating leases, satellite services and other	$802,194	$792,691	$814,006	$811,124	$847,149
Outright sales and sales-type leases(1)	67,881	19,599	17,005	15,946	13,854

Total revenues	870,075	812,290	831,011	827,070	861,003

Operating Costs and Expenses
Cost of outright sales and sales-type leases	12,766	—	—	2,224	(4,303)
Depreciation and amortization	414,744	335,717	312,833	294,822	276,925
Direct operating costs (exclusive of depreciation and amortization)	147,401	126,387	149,696	157,354	143,870
Selling, general and administrative expenses	121,622	101,983	86,081	111,175	82,584
Sponsor management fees	—	—	—	731	10,444
Facilities restructuring and severance costs	8,223	13,708	4,227	6,192	4,294
Loss on termination of sales-type leases	—	18,690	—	—	2,307
Gain on undesignated interest rate swap	—	—	—	—	(6,611)
Gain on insurance claim	—	(40,063)	—	(9,090)	—
Gain on sale of teleport	—	—	—	(11,113)	—
Satellite impairment loss	—	—	—	99,946	—
Transaction-related costs	—	—	—	155,131	—

Total operating cost and expenses	704,756	556,422	552,837	807,372	509,510

Income from operations	165,319	255,868	278,174	19,698	351,493
Interest expense, net(2)	111,153	142,470	143,632	191,987	289,189

Income (loss) before income taxes	54,166	113,398	134,542	(172,289)	62,304
Income tax expense (benefit)	23,562	28,350	35,010	(93,301)	(10,425)

Net income (loss)	$30,604	$85,048	$99,532	$(78,988)	$72,729

Net income (loss) Per Share Data(3):
Basic net income (loss) per share:
Net income (loss) per share	$0.07	$0.20	$0.23	$(0.26)	$0.65
Weighted average shares	430,911,451	431,319,959	431,702,014	301,469,392	111,631,631
Diluted net income (loss) per share:
Net income (loss) per share	$0.07	$0.20	$0.23	$(0.26)	$0.64
Weighted average shares	431,052,705	431,329,398	432,450,874	301,469,392	114,398,613

(continued)

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, other than contracted backlog)
Balance Sheet Data (at end of period):
Total assets	$6,296,810	$6,487,738	$5,734,877	$4,771,931	$4,834,548
Total debt, including to affiliates(4)	2,521,542	2,550,000	1,700,000	3,863,138	3,214,295
Total long-term liabilities	3,134,897	3,063,003	2,400,273	4,161,917	3,556,399
Total stockholders' equity	2,992,560	3,077,542	3,178,758	451,103	1,050,836
Other Financial Data:
EBITDA(5)(6)	$580,063	$591,585	$591,007	$314,520	$628,418
Adjusted EBITDA(5)	$578,202	$621,029	$633,047	$624,943	$672,179
Net cash provided by operating activities	$505,957	$520,466	$472,504	$293,275	$411,826
Net cash provided by (used in) investing activities	(218,889)	(458,948)	70,111	574,282	(247,195)
Net cash provided by (used in) financing activities	9,853	1,420	(855,267)	(1,005,594)	(78,352)
Capital expenditures	336,256	295,532	103,205	177,130	207,845
Contracted backlog (at end of period; in billions)(7)	$5.84	$5.55	$4.56	$4.90	$4.50
Dividends declared per share(8)(9)	$—	$—	$—	$3.39	$3.96
Pro-Forma Effect of the Elimination of Goodwill Amortization(10):
Net income (loss):
Reported net income (loss)	$30,604	$85,048	$99,532	$(78,988)	$72,729
Goodwill amortization	64,960	—	—	—	—

Adjusted net income (loss)	$95,564	$85,048	$99,532	$(78,988)	$72,729

(1)
Under an outright sales contract, we sell all rights and title to a transponder to a customer, which in turn pays us the full amount of the sale price in cash at the commencement of the contract. At that time, we recognize the sale amount as revenues and record the cost of the transponder to cost of outright sales. Under sales-type leases, we recognize as revenues at the inception of the lease the net present value of the future minimum lease payments, but we continue to receive cash payments from the lessee throughout the term of the lease. In addition, during the life of the lease, we recognize as revenues the portion of each periodic lease payment deemed to be attributable to interest income. The principal difference between a sales-type lease and an operating lease is when we recognize the revenues and related costs, but not when we receive the cash.

(2)
Net of capitalized interest of $23.3 million, $27.3 million, $13.9 million, $8.5 million and $25.5 million for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively, and net of interest income of $13.5 million, $15.2 million, $13.3 million, $7.4 million and $3.2 million in 2001, 2002, 2003, 2004 and 2005, respectively.

(3)
Net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding. Weighted average share and net income (loss) per share calculations have been restated for all periods presented to give retroactive effect to the approximately 4.37 to 1 stock split of PanAmSat common stock on August 20, 2004 and the 1 for approximately 1.52 reverse stock split of Issuer common stock effected on March 1, 2005.

(4)
Includes debt of $796.5 million, $2.55 billion, $1.70 billion, $3.86 billion and $3.21 billion as of December 31, 2001, 2002, 2003, 2004 and 2005, respectively, and borrowings due to affiliates of $1.73 billion as of December 31, 2001. There were no amounts due to affiliates as of December 31, 2002, 2003, 2004 or 2005.

(5)
EBITDA is defined as net income plus net interest expense, income tax expense (benefit) and depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to give effect to unusual items, non-cash items and other adjustments specifically required in calculating covenant ratios and compliance under the indenture governing our senior discount notes, the indenture governing PanAmSat's 9% senior notes and senior secured credit facilities. These adjustments include unusual items such as severance, relocation costs and one-time compensation charges, non-cash charges such as non-cash compensation expense and the other adjustments shown below. EBITDA and Adjusted EBITDA are not presentations made in accordance with Generally Accepted Accounting Principles, or GAAP, are not measures of financial condition or profitability, and should not be considered as an alternative to

  (1) net income (loss) determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of cash flow for management's discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. We believe that the inclusion of EBITDA and Adjusted EBITDA in this annual report is appropriate to provide additional information to investors about certain material non-cash items and the calculation of certain financial covenants in the indenture governing our senior discount notes, the indenture governing PanAmSat's 9% senior notes and senior secured credit facilities. Adjusted EBITDA is a material component of these covenants. For instance, the indenture governing our senior discount notes, the indenture governing PanAmSat's 9% senior notes and senior secured credit facilities contain financial covenant ratios, specifically total leverage and interest coverage ratios, that are calculated by reference to Adjusted EBITDA. Non-compliance with the financial ratio maintenance covenants contained in PanAmSat's senior secured credit facilities could result in the requirement to immediately repay all amounts outstanding under such facilities, while non-compliance with the debt incurrence ratios contained in the indenture governing our senior discount notes or in the indenture governing PanAmSat's 9% senior notes would prohibit us and PanAmSat, as applicable, from being able to pay dividends or incur additional indebtedness other than pursuant to specified exceptions. In addition, under the restricted payments covenants contained in PanAmSat's senior secured credit facilities and indentures, the ability of us and PanAmSat, as applicable, to pay dividends is restricted by a formula based on the amount of Adjusted EBITDA. For a description of required covenant levels and actual ratio calculations based on Adjusted EBITDA, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources". We also believe that investors will use Adjusted EBITDA to evaluate our liquidity and our ability to pay dividends which is particularly important given our leverage.

  Because not all companies use identical calculations, these presentations of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The following table sets forth a reconciliation of net cash provided by operating activities and net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Reconciliation of Net Cash Provided by Operating Activities to Net Income (Loss):
Net cash provided by operating activities	$505,957	$520,466	$472,504	$293,275	$411,826
Gross profit on sales-type leases	32,715	—	—	—	—
Depreciation and amortization	(414,744)	(335,717)	(312,833)	(294,822)	(276,925)
Deferred income taxes	(10,811)	(38,107)	(14,722)	99,969	15,852
Amortization of debt issue costs and other deferred charges	(9,107)	(12,474)	(9,731)	(14,203)	(20,216)
Accretion on senior discount notes	—	—	—	(5,110)	(27,157)
Provision for uncollectible receivables	(15,339)	(12,616)	1,632	(31,226)	2,724
Loss on early extinguishment of debt	—	(3,309)	(10,663)	(25,751)	(24,161)
Loss on termination of sales-type leases	—	(18,690)	—	—	(2,307)
Facilities restructuring and severance costs	(8,223)	(13,708)	(4,227)	(6,093)	(4,294)
Reversal of sales-type lease liabilities	—	—	—	3,727	4,303
Gain on undesignated interest rate swap	—	—	—	—	6,611
Satellite impairment loss	—	—	—	(99,946)	—
Effect of Galaxy 10R XIPS anomaly	—	—	—	(9,090)	—
Gain on sale of teleport	—	—	—	11,113	—
Gain on satellite insurance claims	—	40,063	—	9,090	—
Gain on disposal of fixed assets	—	—	—	1,332	—
Other non-cash items	—	—	(2,756)	2,290	205
Changes in assets and liabilities, net of acquired assets and liabilities	(49,844)	(40,860)	(19,672)	(13,543)	(13,732)

Net income (loss)	$30,604	$85,048	$99,532	$(78,988)	$72,729

Reconciliation of Net Income (Loss) to EBITDA:
Net income (loss)	$30,604	$85,048	$99,532	$(78,988)	$72,729
Interest expense, net	111,153	142,470	143,632	191,987	289,189
Income tax expense (benefit)	23,562	28,350	35,010	(93,301)	(10,425)
Depreciation and amortization	414,744	335,717	312,833	294,822	276,925

EBITDA	$580,063	$591,585	$591,007	$314,520	$628,418

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$580,063	$591,585	$591,007	$314,520	$628,418
Adjustment of sales-type leases to operating leases(a)	21,950	22,442	22,858	25,771	26,487
Elimination of new sales-type leases(b)	(32,715)	—	—	—	—
Loss on termination of sales-type leases(c)	—	18,690	—	—	2,307
Satellite impairment(d)	—	—	—	99,946	—
Gain on satellite insurance claims(e)	—	(40,063)	—	—	—
Restructuring charges(f)	8,223	13,708	4,227	6,192	4,294
Reserves for long-term receivables and sales-type lease adjustments(g)	—	5,750	(632)	24,419	(4,303)
Reversal of allowance for customer credits(h)	—	—	8,100	7,200	—
Investments(i)	—	5,000	1,800	—	—
Transaction-related costs(j)	—	—	—	155,131	16,979
Gain on sale of teleport(k)	—	—	—	(11,113)	—
Gain on undesignated interest rate swap(l)	—	—	—	—	(6,611)
Other items(m)	681	3,917	5,687	2,877	4,608

Adjusted EBITDA	$578,202	$621,029	$633,047	$624,943	$672,179

  (a)
  For all periods presented, adjustment of sales-type leases to operating leases represent the principal portion of the periodic sales-type lease payments that are recorded against the principal balance outstanding. These amounts would have been recorded as operating lease revenues if these agreements had been accounted for as operating leases instead of sales-type leases. These adjustments have the effect of including the principal portion of our sales-type lease payments in the period during which cash is collected.

  (b)
  For fiscal 2001, elimination of sales-type leases consists of one new sales-type lease agreement entered into in July 2001 with new sales-type lease revenues of $45.5 million offset by related cost of sales-type leases of $12.8 million. These adjustments reverse the impact of our new sales-type leases entered into during fiscal 2001. In footnote (a) above, we present an adjustment to reflect our sales-type leases as if they were operating leases.

  (c)
  For fiscal 2002, loss on termination of sales-type leases represents the non-cash loss of $18.7 million incurred upon the conversion of one of our customer's sales-type lease agreements to operating leases. The loss includes the write-off of the related sales-type lease receivable less the cost of the transponders recorded on our books as satellites upon the termination. For fiscal 2005, loss on termination of sales-type leases represents the non-cash loss of $2.3 million incurred upon the conversion of one of our customer's sales-type lease agreements to an operating lease agreement in the first quarter of 2005. See Note 7 to the audited consolidated financial statements appearing elsewhere in this annual report.

  (d)
  For fiscal 2004, satellite impairment represents the pre-tax impairment charge related to the anomalies experienced by our PAS-6 satellite during the three months ended March 31, 2004, which resulted in this satellite being de-orbited on April 2, 2004. See Note 9 to the audited consolidated financial statements appearing elsewhere in this annual report.

  (e)
  For fiscal 2002, represents the gain recorded related to additional insurance proceeds received for our PAS-7 satellite. This gain reflects insurance proceeds of $215.0 million less the write-off of approximately $175.0 million of net assets related to the PAS-7 satellite. See Note 9 to the audited consolidated financial statements appearing elsewhere in this annual report.

  (f)
  For all periods presented, restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs. See Note 16 to the audited consolidated financial statements appearing elsewhere in this annual report.

  (g)
  For all periods presented, reserves for long-term receivables and sales-type lease adjustments represent the amount of customer-related long-term receivables that were evaluated as uncollectible and were partially or fully reserved for during the period. In addition, in 2002, additional reserves for sales-type leases were recorded based on the credit evaluation of certain customers. The fiscal 2003 amount represents the receipt of customer payments related to balances previously reserved for, as well as reductions in the reserves for sales-type leases due to our belief that certain customers had improved their credit outlook. These 2003 reserve reductions and collections were partially offset by amounts reserved for in 2003. For fiscal 2004, the adjustment represents the write-off of the long-term receivable balances due from a customer of $28.1 million, partially offset by the reversal of reserves established in relation to our sales-type leases during the period. The fiscal 2005 amount represents the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for the sales-type leases on our Galaxy 4R and Galaxy 10R satellites that are no longer insured. During 2005, the insurance policies covering our Galaxy 4R and Galaxy 10R satellites expired and were not replaced and, as a result, these satellites and their related assets are no longer insured.

  (h)
  For all periods presented, we recorded an allowance for customer credits related to receivables from a customer affiliated with The News Corporation as collectibility was not reasonably assured. See Note 2 (Accounts Receivable) to the audited consolidated financial statements appearing elsewhere in this annual report. In connection with the Recapitalization, The DIRECTV Group guaranteed the obligations under these contracts. The adjustments represent the amount of revenues that would have been recognized had the allowance for customer credits not been recorded.

  (i)
  For all periods presented, we wrote down investments that are accounted for using the cost method to reflect our assessment of their current market value.

  (j)
  For fiscal 2004, amount represents the costs incurred in relation to the Recapitalization. These costs consisted of $138.4 million related to our debt tender offers, $9.5 million resulting from the cashing out of restricted stock units and stock options, $5.0 million of transaction related bonuses paid to certain of our executives, and the remainder relating to the proxy solicitation and other costs. For fiscal 2005, amount represents (i) $10.0 million paid to the Sponsors on March 22, 2005, in relation to the termination of their respective management services agreement with us, (ii) costs associated with our initial public offering, (iii) costs associated with the Intelsat Merger, and (iv) non-capitalizable third party costs. The $10.0 million termination fee paid to the sponsors on March 22, 2005 is included in Sponsor management fees and the remainder of the costs of approximately $7.0 million are included in Selling, general and administrative expenses within our 2005 Statement of Operations.

  (k)
  For fiscal 2004 amount represents an $11.1 million gain on the sale of our Spring Creek Teleport. See Note 16 to the audited consolidated financial statements appearing elsewhere in this annual report.

  (l)
  For fiscal 2005, gain on undesignated interest rate swap represents changes in the fair value of the interest rate swap obligation during 2005 when the swap did not qualify for hedge accounting under Generally Accepted Accounting Standards. See Note 11 to the audited consolidated financial statements appearing elsewhere in this annual report.

  (m)
  For fiscal 2001, other items consists of management retention bonuses of approximately $0.7 million. For fiscal 2002, other items consists of (i) $2.2 million of loss on disposal of assets and (ii) $1.7 million of transaction costs related to acquisitions not consummated. For fiscal 2003, other items consists of (i) $2.2 million of management retention bonuses, (ii) $1.8 million of non-cash stock compensation expense, (iii) $1.6 million of transaction costs related to acquisitions not consummated and (iv) $1.5 million of loss on disposal of assets, offset by $1.4 million of gain related to the termination of the Galaxy 8-iR construction contract. For fiscal 2004, other items consist of (i) $2.9 million of non-cash stock compensation expense (ii) $0.7 million of expenses for management advisory services from the Sponsors, (iii) $0.3 million of transaction costs related to acquisitions not consummated, (iv) $0.2 million of loss on disposal of assets and (v) $0.1 million loss from an investment accounted for by the equity method, partially offset by $1.3 million of non-cash reserve adjustments. For fiscal 2005, other items consist of (i) $0.6 million of expenses for management advisory services from the Sponsors and reimbursed expenses which were paid to the Sponsors, (ii) $0.8 million loss on disposal of fixed assets, (iii) $2.2 million of non-cash stock compensation expense, (iv) $1.1 million of acquisition costs, and (v) $0.1 million of non-cash reserve adjustments, partially offset by $0.2 million of gains from an investment accounted for by the equity method.

(6)
Includes the $155.1 million of Transaction-related costs and $99.9 million PAS-6 impairment loss recorded during fiscal 2004.

(7)
Contracted backlog represents the actual dollar amount (without discounting for present value) of the expected future cash payments to be received from customers under all long-term contractual agreements, including operating leases, sales-type leases and related service agreements, which may extend to the end of the life of the satellite or beyond to a replacement satellite. Contracted backlog is attributable both to satellites currently in orbit and those planned for future launch.

(8)
On October 19, 2004, we declared and paid a dividend of $3.39 per share to our then existing stockholders.

(9)
On March 22, 2005, we declared and paid a dividend of $2.75556 per share as part of our Initial Public Offering to our then pre-existing stockholders. On March 21, 2005, we declared a partial quarterly dividend for the period March 22, 2005 to March 31, 2005 of $0.043056 per share which was paid on April 15, 2005. On June 20, 2005, we declared a quarterly dividend for the period April 1, 2005 to June 30, 2005 of $0.3875 per share which was paid on July 15, 2005. On September 19, 2005, we declared a quarterly dividend for the period July 1, 2005 to September 30, 2005 of $0.3875 per share which was paid on October 14, 2005. On December 14, 2005, we declared a quarterly dividend for the period October 1, 2005 to December 31, 2005 of $0.3875 which was paid on January 17, 2006.

(10)
Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested for impairment annually or when a change in circumstances occurs. Our adoption of SFAS 142 resulted in the elimination of goodwill amortization beginning January 1, 2002. On such date, we had intangible assets of approximately $2.2 billion. The pro forma data gives effect to the discontinuance of goodwill amortization on net income (loss) as if we adopted SFAS 142 on January 1, 2001.

Item 7.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        The following discussion and analysis should be read in conjunction with "Item 6.Selected Financial Data" and our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. Actual results could differ materially from those discussed below. This discussion contains forward-looking statements. Please see "Special Note Regarding Forward-Looking Statements", and "Item 1A. Risk Factors" for a discussion of certain of the uncertainties, risks and assumptions associated with these statements.

Management Overview

        In evaluating our financial condition and operating performance, our management considers many factors. Among the most important are revenues, satellite health and technology, satellite insurance, profitability and liquidity.

        We and our industry face certain challenges. Our experience continues to indicate that the demand for video services in many of the global markets we serve is relatively flat; we have experienced pricing pressure in certain markets due to overcapacity and regional economic conditions; and some of our customers are trying to rationalize their cost structures, including satellite capacity costs, to match their existing and projected revenues. All of these challenges could negatively affect our revenues. Notwithstanding these challenges, we experienced growth in 2005 video services revenues due primarily to new customer arrangements on our Galaxy 12 satellite and the impact of the contractual arrangements entered into with affiliates of the DIRECTV Group in connection with the Recapitalization. We also continue to see expansion potential with the increasing acceptance of new technologies such as digital cable and HDTV and through the further expansion of our cable neighborhoods. We are also well positioned to provide additional capacity to U.S. DTH service providers as they expand services to their customers. We expect to see growth in our network services revenues as developing markets increase their use of VSATs and other private network services. We have also focused our efforts on selling bandwidth and related services to new markets, including the U.S. government, which has consistently increased its use of commercial satellites in recent years. Finally, relative to our competitors, we believe we are in a strong position for dealing with these challenges. In response to these challenges, we continue to provide high quality services and value to our customers to win, keep and/or expand their business.

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

        Our board of directors adopted a dividend policy that became effective upon the closing of our initial public offering which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders. Consistent with this dividend policy, on April 15, 2005, we paid a partial quarter dividend in the aggregate amount of approximately $5.28 million, on July 15, 2005, we paid a full quarter dividend in the aggregate amount of approximately $47.5 million, and on October 14, 2005, we paid a full quarter dividend in the aggregate amount of approximately $47.5 million. On December 14, 2005, our board of directors declared a quarterly dividend for the period October 1, 2005 to December 31, 2005 in the aggregate amount of approximately $47.5 million which was paid on January 17, 2006.

        On August 29, 2005, we and Intelsat announced that the two companies had signed the Intelsat Merger Agreement under which Intelsat will acquire us for $25 per share in cash, or $3.2 billion. Under the Intelsat Merger Agreement, which was approved unanimously by the boards of directors of both companies, Intelsat will acquire all of our outstanding common shares. Also in connection with the pending Intelsat Merger, our board of directors approved the adoption of a severance plan, on terms similar to our existing severance plan, and authorized a retention pool of up to $10 million for non-senior management employees.

        On October 26, 2005, our shareholders approved and adopted the Intelsat Merger Agreement. Also on October 26, 2005, we received a request from the United States Department of Justice, or DOJ, for additional information and documentary materials in connection with the pending Intelsat Merger. The effect of this request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR"), until 30 days after the parties have substantially complied with the request, unless that period is terminated earlier by the DOJ or extended voluntarily. On January 20, 2006, we were informed by the Committee on Foreign Investment in the United States ("CFIUS") that CFIUS had reviewed a joint voluntary notice delivered to it by the parties to the Intelsat Merger Agreement, and had concluded that there were no issues of national security sufficient to warrant an investigation under Section 721 of the U.S. Defense Production Act of 1950, as amended (commonly referred to as "Exon-Florio"). Consummation of the Intelsat Merger remains subject to various conditions, including satisfaction of the HSR waiting period, receipt of Federal Communications Commission approvals, receipt of financing and other conditions. If the conditions to the Intelsat Merger are satisfied or waived (to the extent permitted by applicable law), we expect to consummate the Intelsat Merger in the second or third quarter of 2006.

        On August 1, 2005, PanAmSat formed its second 50-50 joint venture with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74 degrees west longitude. The joint venture is named Horizons-2. The satellite will support digital video, high-definition television (HDTV) and IP-based content distribution networks to broadband Internet and satellite news gathering services (SNG) in the United States. This Horizons-2 satellite will be constructed over the next two years and is expected to be in service by late 2007. The total investment in this joint venture is expected to be approximately $160 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. PanAmSat's investment in this joint venture is being accounted for using the equity method. As of December 31, 2005 we have recorded a liability of $80.0 million within our condensed consolidated financial statements in relation to the future funding of this investment.

        On August 31, 2005, PanAmSat acquired multiple European orbital slots, as well as a satellite with European, Middle Eastern, African and Asian coverage from Alcatel, a French communications company, for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.7 million, including $9.0 million of contingent performance payments due to Alcatel in addition to the purchase price. We are still finalizing our purchase price allocation for this acquisition. This acquisition was accomplished in order to strengthen our presence in these markets and expand our global reach into key growth regions. Through December 31, 2005, we paid $42.5 million of this aggregate purchase price from cash on hand. The satellite acquired, formerly known as Europe*Star 1, was renamed PAS-12, and is capable of providing a broad range of enhanced services to European customers for program distribution, broadcast contribution and enterprise networking. The agreement provides for purchase price installments during 2006 of $20.2 million and performance payment installments plus related interest contingent on the future performance of the satellite. The results of this acquisition have been included in our fixed satellite services segment from the date of acquisition.

        Our satellites are typically designed to operate at full capacity for 15 years. A satellite's actual performance and operating life may be affected by anomalies, which may not have become apparent until the satellite was placed in orbit or until the satellite has been in orbit for some time. We have identified three types of potential anomalies among the satellites in our fleet which, if they materialize, have the potential for a significant operational and financial impact. Typically, these identified anomalies do not result in an immediate failure of the satellite. They can, however, result in a reduction of available capacity on the satellite or a reduction in the satellite's operating life. This, in turn, may result in lower revenues or require accelerated capital spending on a replacement satellite and may result in an impairment charge or accelerated depreciation. A satellite may also fail catastrophically for these or other reasons, although this happens less frequently. See "Item 1A. Risk Factors—Risks Relating to Our Industry".

        There are several options available for managing certain of the business risks inherent in the operation of a satellite fleet, none of which can fully compensate for the loss a business may experience upon the failure of a satellite. We typically fully insure the launch of all of our satellites and insure certain of our in-orbit satellites, as appropriate. We also utilize spare satellites and spare capacity to protect against certain business risks.

        Due to increasing costs, limited coverage amounts, loss thresholds, deductibles and policy exclusions, payments for loss under in-orbit insurance policies may not coincide with the actual loss suffered on a covered satellite. It has been our experience that satellites for which total payments have been received may remain fully operational for extended periods of time and satellites which have lost operational capabilities may not result in any insurance payment. In addition to the limitations on coverage, in-orbit insurance is increasingly expensive, making in-orbit insurance an uneconomical choice for certain satellites. Finally, in-orbit insurance policies do not cover other aspects of the business risk inherent in the operation of a satellite such as lost revenues and continued customer service during the two years or more typically needed to launch a replacement.

        As part of our risk management program, we have expanded our use of in-orbit spare satellites, ground-based spare satellites and designated reserve transponders. These alternatives address some of the limitations of satellite insurance as they may offer protection against loss of business due to satellite failure and may help us better serve our customers, plan and control our replacement costs, protect our revenue streams and protect our rights to orbital slots. However, in-orbit and ground-based spare satellites may not be immediately available when needed. They may only be economical replacements for certain high value satellites or services and the cost of a spare satellite may also be prohibitively expensive. See "—Satellite Insurance" below.

        Following is a more detailed discussion of the items above and an analysis of our revenues, costs and expenses, results of operations, goodwill amortization, satellite technology, satellite insurance, recent insurance settlements, satellite deployment plans and commitments. Also following is a discussion of critical accounting policies, market risks, certain relationships and related party transactions, liquidity and capital resources and recent accounting pronouncements.

Revenues

        We earn revenues primarily from the sale of video, broadcasting and network distribution and delivery services through company-owned satellites to media and telecommunications companies and government entities. Video distribution and DTH services provide the majority of our revenues, are relatively predictable and are characterized by long-term contracts, stable pricing and consistently strong margins.

        Certain areas of our business, including our network services, government services, consulting services, long-term construction contracts and non-satellite bandwidth services provide opportunities for growth, expansion of our service offerings and increased sales of our existing capacity. As our revenue mix changes, certain of these services may produce lower margins or less predictable revenues than our other fixed satellite services.

        For the years ended December 31, 2003, 2004 and 2005, we derived our revenues from the following service areas:

	Year Ended December 31,
Services
	2003	2004	2005
Video services	64%	62%	63%
Network services	26	26	24
Government services	9	10	10
Consulting/Technical services	1	2	3

Total	100%	100%	100%

        Our video services generate the majority of our revenues. We report our operations in two segments: our traditional fixed satellite services business and government services (See "—Selected segment data" below).

        We generally enter into operating lease contracts with customers to provide satellite transponders and transponder capacity and, in certain cases, teleport facility and other terrestrial services. On occasion, we have also entered into outright sales and sales-type lease contracts with our customers. Almost all of our contracts are denominated in U.S. dollars.

Operating leases and short-term agreements

        Operating leases are contracts to provide satellite capacity and related services typically for periods of one to 15 years and may extend beyond the satellite's end of life to a follow-on satellite. Long-term operating leases provide us with a stable and predictable source of revenues. Short-term leases and occasional services fill spot market demand. We generally recognize revenues from operating leases on a straight-line basis over the lease term, unless collectibility is not reasonably assured. Revenues for occasional services are recognized as services are performed. Operating leases, satellite services and other revenues for the years ended December 31, 2003, 2004 and 2005 represented 98.0%, 98.1% and 98.4% of our consolidated revenues for those periods, respectively (such amounts include a portion of TT&C and other services revenues, which are discussed below). Our FSS segment also provides our G2 segment with certain of its satellite capacity requirements. Our FSS segment recorded revenues to G2 related to satellite capacity leased of $18.5 million, $21.7 million and $26.1 million for the years ended December 31, 2003, 2004 and 2005, respectively, which have been eliminated in consolidation.

Sales-type leases

        Our lease contracts that qualify for capital lease treatment are accounted for as sales-type leases (typically because the lease has certain characteristics, including having a term equal to 75% or more of the estimated economic life of the related satellite). Sales-type leases are similar to operating leases except that under sales-type leases, we recognize as revenues the net present value of the future minimum lease payments at the inception of the lease, but we continue to receive cash payments from the lessee throughout the term of the lease. In addition, during the life of the lease, we recognize as revenues the portion of each periodic lease payment deemed to be attributable to interest income. The principal difference between a sales-type lease and an operating lease is when we recognize the revenues, but not when we receive the cash. See Note 2 "Significant Accounting Policies—Revenue Recognition" to our audited consolidated financial statements appearing elsewhere in this annual report.

        We have entered into sales-type leases at the request of customers seeking to obtain capital lease treatment of their lease agreements. As of December 31, 2005, we had sales-type lease arrangements covering 20 transponders, in 36 MHzequivalents, on our 23 satellites currently in orbit. We did not enter into any new sales-type leases in 2003, 2004 or 2005. We do not currently expect to enter into any new sales-type leases, although this may change in the future depending upon the facts and circumstances at that time.

Outright sales contracts

        Under an outright sales contract, we sell all rights and title to a transponder to a customer, which in turn pays us the full amount of the sale price in cash at the commencement of the contract. At that time, we recognize the sale amount as revenues along with the related cost of sales and the risk of loss related to the transponder passes to the customer. We have sold the rights to 21 transponders, in 36 MHz equivalents, on our 23 satellites currently in orbit. We did not enter into any outright sales during the years ended December 31, 2003, 2004 and 2005. We expect outright sales of transponder capacity to occur infrequently in the future, as we have not entered into any outright sales contracts with customers for over five years and have not recently experienced significant demand from our customers for these contracts.

Consulting and Technical Services

        We earn revenues for the following types of consulting and technical services: satellite and launch vehicle construction program management; ground station construction management; targeted market analysis; the provision of launch and satellite specialists; provision of certain market research materials; provision of specialized training programs; assistance in obtaining insurance coverage for satellite manufacturers and other third parties; rental of teleport facilities; launch vehicle and satellite procurement; the provision of industry specialists for expert consultation to insurance carriers; the provision of Transfer Orbit Support Services for third party satellites; the provision of TT&C services for third party satellite operators; and equipment procurement and installation for our customers.

        Consulting and technical services revenues, excluding TT&C services and equipment sales which are described below, were approximately $0.2 million, $4.6 million and $10.7 million of our revenues for the years ended December 31, 2003, 2004 and 2005, respectively. We expect our consulting and technical services revenues will become a larger percentage of our revenues in the future as we expand these service offerings.

TT&C services

        We earn TT&C services revenues from other satellite operators and from certain customers on our satellites. The TT&C services performed for other satellite operators are performed by our consulting/technical services group. Revenues from TT&C service agreements represented approximately 3.0%, 2.6% and 2.5% of our revenues for the years ended December 31, 2003, 2004 and 2005, respectively. TT&C agreements entered into in connection with our lease contracts are typically for the period of the related lease agreement. TT&C services provided in connection with outright sales contracts are typically for the term of the sale contract and require the customer to pay a monthly service fee. We also earn revenues for TT&C services in relation to our operating lease agreements with customers. Fees for such services are either included in the customer's monthly lease payment or billed separately. We expect telemetry, tracking and control revenues in 2006 to remain at approximately the same level as in 2005, given our contracted backlog for these services as of December 31, 2005, as well as our expectation of future contracts to be entered into through 2006.

In-orbit backup services

        Our other services include in-orbit backup service, which is backup transponder capacity that we reserve for certain customers on agreed terms. We recognize revenues for in-orbit protection services over the term of the related agreement. Revenues from in-orbit protection for 2003, 2004 and 2005 were approximately 2.2%, 2.5% and 2.7% respectively, of our revenues.

Equipment sales

        We also record revenues related to equipment (other than transponder) sales to customers. These equipment sales are primarily through G2 and our network services and consulting/technical services groups within FSS. These equipment sales represent equipment purchased, constructed or developed on behalf of our customers. We recognize revenues related to these equipment sales upon the transfer to the customer of title to the equipment. Revenues from equipment were approximately 2.4%, 1.8% and 1.0% of our revenues in 2003, 2004 and 2005, respectively. We expect that equipment sales will become a larger percentage of our overall revenues in the future as we develop our government services and consulting/technical services businesses and continue to expand the services we offer to our network services customers.

Long-term construction arrangements

        During 2003, we entered into a long-term construction arrangement with a customer to construct an L-Band navigational payload on our Galaxy 1R replacement satellite, known as Galaxy 15, which was launched in October 2005. In October 2005, this construction arrangement was completed. We recognize revenues utilizing the percentage-of-completion accounting method for long-term construction contracts which extend beyond one year. Revenues and costs related to these contracts are recognized based upon the completion of pre-established milestones. Revenues from long-term construction arrangements for 2003, 2004 and 2005 were approximately 1.0%, 1.1% and 0.7% of our revenues, respectively.

Contracted backlog

        Contracted backlog represents the actual dollar amount (without discounting to present value) of the expected future cash payments to be received from customers under all long-term contractual agreements, including operating leases, sales-type leases and related service agreements, which may extend to the end of the life of the satellite or beyond to a replacement satellite. See Note 7 "Operating Leases and Net Investment in Sales-type Leases" to our audited consolidated financial statements appearing elsewhere in this annual report. Contracted backlog is attributable both to satellites currently in orbit and those planned for future launch. Our contracted backlog for future services as of December 31, 2003, 2004 and 2005 was $4.56 billion, $4.90 billion and $4.50 billion, respectively. The change in contracted backlog from December 31, 2003 to December 31, 2004 was due primarily to contractual arrangements that were executed in connection with the Recapitalization of approximately $687 million, partially offset by reductions in backlog of approximately $81 million as a result of end of life reductions for our Galaxy 10R, Galaxy 11 and PAS-9 satellites (See "—Satellite Technology" below) and a $259 million net reduction to contracted backlog as a result of other customer activity during the year ended December 31, 2004 (approximately $812 million of customer billings during the year less net new contracted backlog of approximately $553 million as a result of the execution of customer contracts).

        As of December 31, 2005, we had contracted backlog for future services of $4.50 billion which was down from $4.90 billion as of December 31, 2004. The change in contracted backlog of approximately $400 million was the result of customer contract activity during 2005 (approximately $839 million of customer billings during 2005 partially offset by net new contracted backlog of approximately $442 million as a result of the execution of customer contracts). Our contracted backlog as of December 31, 2005 also included approximately $1.04 billion relating to future services on satellites we expect to launch. Included in the amounts above are 97 contracts representing total contracted backlog of $596.8 million, of which $225.8 million of contracted backlog may be terminated by the customers pursuant to certain contractual termination rights. Approximately $14.8 million of our contracted backlog as of December 31, 2005 represents the aggregate contracted backlog from affiliates of the Sponsors. As of December 31, 2004 and 2005, our contracted backlog was comprised of the following:

	December 31,
	2004	2005
	(In billions)
Category:
Video services	$4.01	$3.77
Network services	0.72	0.56
Government services	0.09	0.10
Consulting/Technical services	0.08	0.07

Total	$4.90	$4.50

Geographic distribution of revenues

        Almost all of our contracts are denominated in U.S. dollars. For the years ended December 31, 2003, 2004 and 2005, we derived our revenues from operations in the following regions, shown in percentages:

	Year Ended December 31,
Region
	2003	2004	2005
United States	44%	44%	48%
Latin America	19	17	17
Asia	15	13	10
Africa	9	10	10
Other	13	16	15

Total	100%	100%	100%

Costs and Expenses

        In general, the costs and expenses of our FSS operating segment are largely fixed in nature, providing us with the ability to recognize significant incremental revenues without incurring significant incremental costs once we have launched a satellite. The costs and expenses of our FSS segment include depreciation and amortization, direct operating costs, selling, general and administrative costs and costs associated with any outright sales or sales-type leases. The costs and expenses of our G2 operating segment are largely variable with the revenue that this segment generates. These costs and expenses include cost of equipment sales, salaries and other expenses related to consulting services and costs related to long-term construction arrangements.

        Depreciation and amortization expense is primarily attributable to straight-line depreciation of our satellites. Direct operating costs are primarily comprised of costs to operate and maintain our satellites, such as engineering and operations costs, in-orbit insurance costs and third-party charges generally associated with the provision of special events and occasional services. Selling, general and administrative costs consist primarily of sales and marketing expenses, salaries and benefits, and corporate general and administrative expenses. At the inception of an outright sale or a sales-type lease, the cost basis of the transponder and related insurance is charged to the cost of the outright sale or sales-type lease.

Stock Split and Reverse Stock Split

        In connection with the Recapitalization, on August 20, 2004, PanAmSat's board of directors effected an approximately 4.37 for 1 stock split of PanAmSat's common stock. In addition, on March 1, 2005, we amended and restated our certificate of incorporation to effect a 1 for approximately 1.52 reverse stock split of our common stock. Unless otherwise indicated, all share and per share amounts, as well as the par value amounts and additional paid-in-capital amounts related to our shares, contained in this annual report have been adjusted to give retroactive effect to the stock split and the reverse stock split.

FSS Segment Revenue

        Certain prior years FSS segment revenue amounts have been reclassified to different revenue service classifications to conform with the current year's presentation. In-orbit back-up service revenues and TT&C services revenues, which were classified within other services revenues in prior years, have been reclassified to video services revenues and network services revenues based upon the nature of the related customers' services. Additionally, consulting/technical services revenues, which were also classified within other services revenues during prior years, have been reclassified to their own service classification. See explanations of changes in FSS segment revenue classifications within "FSS Segment—FSS Revenue By Service-Type" below.

Results of Operations—2005 Compared to 2004

        The following table sets forth the consolidated statement of operations data and related changes expressed in dollars and percentages for each period indicated. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
			Dollar Change	Percentage Change
	2004	2005
	(In thousands, except percentages, shares and per share data)
Revenues
Operating leases, satellite services and other	$811,124	$847,149	$36,025	4.4%
Outright sales and sales-type leases	15,946	13,854	(2,092)	(13.1)%

Total revenues	827,070	861,003	33,933	4.1%

Operating costs and expenses
Cost of outright sales and sales-type leases	2,224	(4,303)	(6,527)	(293.5)%
Depreciation and amortization expense	294,822	276,925	(17,897)	(6.1)%
Direct operating costs (exclusive of depreciation and amortization)	157,354	143,870	(13,484)	(8.6)%
Selling, general and administrative expenses	111,175	82,584	(28,591)	(25.7)%
Sponsor management fees	731	10,444	9,713	1,328.7%
Facilities restructuring and severance costs	6,192	4,294	(1,898)	(30.7)%
Loss on termination of sales-type leases	—	2,307	2,307	—
Gain on undesignated interest rate swap	—	(6,611)	(6,611)	—
Gain on satellite insurance claim	(9,090)	—	9,090	100.0%
Gain on sale of teleport	(11,113)	—	11,113	100.0%
Satellite impairment loss	99,946	—	(99,946)	(100.0)%
Transaction-related costs	155,131	—	(155,131)	(100.0)%

Total operating costs and expenses	807,372	509,510	(297,862)	(36.9)%

Income from operations	19,698	351,493	331,795	1,684.4%
Interest expense, net	191,987	289,189	97,202	50.6%

Income (loss) before income taxes	(172,289)	62,304	234,593	136.2%
Income tax benefit	(93,301)	(10,425)	82,876	88.8%

Net income (loss)	$(78,988)	$72,729	$151,717	192.1%

Net Income (Loss) Per Share
Basic net income (loss) per share:
Net income (loss) per share	$(0.26)	$0.65	$0.91	350.0%

Weighted average shares	301,469,392	111,631,631

Diluted net income (loss) per share:
Net income (loss) per share	$(0.26)	$0.64	$0.90	346.2%

Weighted average shares	301,469,392	114,398,613

Total Revenues

        The increase in total revenues was primarily attributable to higher video services revenues of $36.8 million, higher consulting/technical services revenues of $6.8 million and an increase in government services revenues of $1.7 million, partially offset by a $11.3 million reduction in network services revenues, as compared to 2004. (See "Operating Segments" below).

Cost of outright sales and sales-type leases

        The increase in cost of sales-type leases recorded during the year ended December 31, 2004 is the result of the recording of approximately $6.3 million of costs related to a warranty obligation to one of the customers on Galaxy 10R, partially offset by the reversal of approximately $4.1 million of in-orbit insurance liabilities related to sales-type leases that are no longer insured.

        The decrease in cost of sales-type leases during year ended December 31, 2005 was due to the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellites that are no longer insured. These insurance policies expired during 2005, were not replaced and, as a result, these satellites and their related assets are no longer insured.

Depreciation and amortization expense

        The decrease in depreciation and amortization is due primarily to the following:

  •
  lower depreciation of $25.9 million on our Galaxy 3R satellite, which was fully depreciated in January 2005 and taken out of service in January 2006;

  •
  lower depreciation of $6.9 million on our Galaxy 5 satellite which was de-orbited in January 2005 and the impairment of our PAS-6 satellite in March 2004 and its subsequent de-orbiting;

  •
  lower non-satellite depreciation of $7.3 million, resulting primarily from lower depreciation of capitalized software which became fully depreciated during 2004, write-off's of property, plant and equipment and reduced non-satellite capital expenditures; and

  •
  lower depreciation of $3.5 million on our Galaxy 4R and Galaxy 10R satellites as a result of the allocation of insurance proceeds against the carrying values of these satellites during 2004.

        These decreases were partially offset by increased depreciation of $23.4 million resulting from reduced end of life estimates for the Galaxy 11, PAS-1R and PAS-9 satellites in the fourth quarter of 2004.

Direct operating costs (exclusive of depreciation and amortization)

        The decrease in total direct operating costs, as compared to the year ended December 31, 2004, is due primarily to lower in-orbit insurance costs of $6.9 million as a result of reduced or expired satellite insurance policies since January 2004, reduced engineering and operations costs of approximately $7.3 million resulting from reduced headcount/operational efficiencies obtained since January 2004 and a decrease in G2 direct operating costs of approximately $8.0 million as compared to the year ended December 31, 2004. The decrease in G2 direct operating costs was due primarily to a shift in the composition of G2 revenues to services/products with higher margins during the year ended December, 2005, as compared to the same period in 2004. (See "Operating Segments" below).

Selling, general and administrative expenses

        The decrease in selling, general and administrative expenses was primarily due to a decrease of $34.1 million of bad debt expense recorded during year ended December 31, 2005 as compared to the same period in 2004. In July of 2004, we terminated our transponder lease agreements with a customer due to non-payment of the customer's obligations to us through June 30, 2004. As a result, in the second quarter 2004 we recorded a pre-tax charge of approximately $29.6 million related to the current and long-term receivable balances due from this customer, which was recorded within our provision for uncollectible receivables.

Sponsor management fees

        The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization in August 2004. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. From August 20, 2004 through December 31, 2004, we recorded approximately $0.7 million of expense for these management fees. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements with us for an aggregate consideration of $10.0 million. During the year ended December 31, 2005, we recorded approximately $10.4 million of expense for these management fees, including the termination payment.

Facilities restructuring and severance costs

        Facilities restructuring and severance costs were $6.2 million and $4.3 million for the years ended December 31, 2004 and 2005, respectively. The decrease in these costs was primarily due to the following:

  •
  during the years ended December 31, 2004 and 2005, we recorded charges of $1.8 million and $2.5 million, respectively, related to our teleport consolidation plan, representing primarily severance and third party costs in 2004 and certain costs incurred in relation to equipment transferred to other locations or disposed of in 2005.

  •
  during the year ended December 31, 2004, we recorded a non-cash charge of $3.7 million reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach and Long Beach, California. During the year ended December 31, 2005, we recorded a non-cash charge of approximately $0.5 million in relation to increased future lease costs related to another of our idle facilities.

  •
  during the years ended December 31, 2004 and 2005, we recorded severance costs of approximately $0.6 million and $1.1 million in relation to our severance plans.

        (See "—Liquidity and Capital Resources—Facilities Restructuring and Severance Costs" below).

Loss on termination of sales-type leases

        In the first quarter of 2005 we recorded a loss of $2.3 million in relation to the amendment of a customer's sales-type lease agreement, which resulted in a new operating lease agreement for that customer. As a result of this amendment, during the first quarter of 2005, we wrote off the remaining net investment in sales-type lease balance of $2.3 million related to this agreement.

Gain on undesignated interest rate swap

        On March 14, 2005, PanAmSat entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million from March 14, 2008 until expiration on March 14, 2010. From March 14, 2005 through May 24, 2005, the interest rate swap was undesignated and changes in its fair value of approximately $18.6 million through May 24, 2005 were recorded within operating costs and expenses in our consolidated statement of operations. Between May 25, 2005 and June 30, 2005, the interest rate swap was designated as a cash flow hedge and deemed effective, and therefore qualified for hedge accounting treatment under under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended and interpreted (SFAS 133). As of September 30, 2005, we completed our effectiveness assessment in relation to this swap agreement. As a result of this test, it was determined that the interest rate swap agreement was no longer an effective hedge, and therefore, did not qualify for hedge accounting treatment under SFAS 133. As a result, the interest rate swap was undesignated through December 31, 2005 and therefore the increase in the fair value of the interest rate swap obligation from July 1, 2005 through December 31, 2005 of approximately $25.2 million was recorded as a gain on undesignated interest rate swap in our consolidated statement of operations for year ended December 31, 2005. The net gain on undesignated interest rate swap for year ended December 31, 2005 was $6.6 million. (See "—Interest Rate Swap Agreements" below).

Gain on Satellite Insurance Claim

        During the fourth quarter of 2004, we received approximately $75 million of insurance proceeds related to our Galaxy 10R satellite. Approximately $9.1 million of these insurance proceeds related to warranty obligations recorded during the third quarter of 2004 for a customer on Galaxy 10R and the write-off of a portion of our net investment in sales-type leases for another customer on this satellite. We recorded a gain on satellite insurance claim of approximately $9.1 million during the fourth quarter of 2004 for this portion of the insurance proceeds received, which related to the third quarter of 2004 charges. See "—Cost of Outright Sales and Sales-type leases" above.

Gain on sale of teleport

        The gain on sale of teleport of $11.1 million represents the pre-tax gain recorded during the fourth quarter of 2004 related to the sale of our Spring Creek teleport in October 2004 for approximately $14.4 million, net of associated selling costs. See "—Liquidity and Capital Resources—Facilities Restructuring and Severance Costs" below.

Satellite impairment loss

        In the first quarter of 2004, we recorded a non-cash charge of $99.9 million related to the impairment of our PAS-6 satellite. See "—Satellite Technology" below.

Transaction-related costs

        The decrease in transaction-related costs is due to costs incurred during 2004 in relation to the Recapitalization. These costs consisted of debt tender offer costs, costs to cash out restricted stock units and stock options, transaction-related bonuses and proxy solicitation and other costs. There were no such costs recorded during 2005.

Income from operations

        The increase in income from operations was primarily due to the non-recurrence of certain expenses, including the $155.1 million of transaction related costs recorded during 2004, the $99.9 million satellite impairment loss recorded during the first quarter of 2004, the $29.6 million charge recorded during the second quarter of 2004 described above and the other changes in revenues and operating expenses discussed above.

Interest expense, net

        Interest expense, net consisted of the following (in thousands):

	Year Ended December 31,
	2004	2005	Dollar Change
Gross interest expense	$207,909	$317,947	$110,038
Less: Interest income	7,422	3,219	(4,203)
Less: Capitalized interest	8,500	25,539	17,039

Total interest expense, net	$191,987	$289,189	$97,202

        Interest expense, net for the year ended December 31, 2005 increased primarily as a result of:

  •
  approximately $77.2 million of additional interest expense in 2005 as a result of the Recapitalization. The Recapitalization which occurred on August 20, 2004 resulted in additional incremental indebtedness for us at higher average interest rates. (See "—Liquidity and Capital Resources—Long-term Debt" below);

  •
  approximately $56.0 million of debt extinguishment costs recorded in the year ended December 31, 2005, as compared with $25.8 million of such costs recorded during the same period in 2004 in relation to the debt prepayments made in June, August and December of 2004. The debt extinguishment costs recorded during the year ended December 31, 2005 included $31.8 million premium paid in relation to the redemption of 35% of PanAmSat's 9% senior notes, debt issuance costs of $13.8 million written-off in relation to this redemption and approximately $10.4 million of debt issuance costs written-off as a result of the repayment of $318.4 million of indebtedness under PanAmSat's senior secured credit facilities; and

  •
  lower interest income of $4.2 million, due primarily to lower cash balances maintained during 2005, as compared to the same period in 2004.

        These increases were partially offset by higher capitalized interest expense of $17.0 million during 2005 as a result of higher satellite construction in progress balances and higher interest rates, as compared to 2004.

Income tax benefit

        The decrease in the 2005 income tax benefit from the 2004 income tax benefit was primarily due to the income tax effect of Transaction costs recorded in the third quarter of 2004 and the PAS-6 impairment loss recorded during the first quarter of 2004. The effective income tax rate was a tax benefit of approximately 16.7% for 2005, as compared to a tax benefit of approximately 54.2% for 2004.

Selected segment data

	Year Ended December 31,
			Dollar Change	Percentage Change
	2004	2005
	(In thousands, except percentages)
Revenues:
FSS	$762,892	$799,581	$36,689	4.8%
G2	85,864	87,553	1,689	2.0%
Eliminations	(21,686)	(26,131)	(4,445)	(20.5)%

Total revenues	$827,070	$861,003	$33,933	4.1%

Income from operations:
FSS	$8,523	$343,256	$334,733	3,927.4%
G2	11,452	15,852	4,400	38.4%
Parent	(277)	(7,615)	(7,338)	(2,649.1)%

Total income from operations	$19,698	$351,493	$331,795	1,684.4%

Segment EBITDA:
FSS	$612,089	$655,583	$43,494	7.1%

G2	$12,854	$17,692	$4,838	37.6%

        As a result of the Recapitalization, we began utilizing Segment EBITDA (as defined below) as a measure of performance for our operating segments during the third quarter of 2004. We evaluate the performance of our operating segments based on several factors, of which the primary financial measure is segment net income (loss) plus net interest expense, income tax expense (benefit) and depreciation and amortization, further adjusted to exclude non-recurring items and other non-cash adjustments ("Segment EBITDA"). Segment EBITDA is presented because our chief operating decision maker evaluates and measures each business unit's performance based on its Segment EBITDA results. See Note 18 "Operating Segments" to our audited consolidated financial statements appearing elsewhere in this annual report for a reconciliation of income (loss) from operations to Segment EBITDA for our FSS operating segment and our G2 operating segment.

        Our operations are comprised of the following two segments:

        Fixed Satellite Services—Through FSS, we lease transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and DTH and provide consulting/technical services, TT&C and network services to customers.

        Government Services—Through G2, we provide global satellite and related telecommunications services to the U.S. government, international government entities, and their contractors.

FSS Segment

FSS Revenue by Service-Type

	Year Ended December 31,
			Dollar Change	Percentage Change
	2004	2005
	(In thousands, except percentages)
FSS Revenues:
Video	$506,932	$543,692	$36,760	7.3%
Network	218,473	207,140	(11,333)	(5.2)%
Government	21,686	26,131	4,445	20.5%
Consulting/Technical services	15,801	22,618	6,817	43.1%

Total FSS revenues	$762,892	$799,581	$36,689	4.8%

        Revenues.    The $36.7 million increase in FSS revenues was primarily attributable to higher video services revenues of $36.8 million, higher government services revenues of $4.4 million and higher consulting/technical services revenues of $6.8 million, offset partially by a $11.3 million reduction in network services revenues as follows:

            Video Services.     The increase in video services revenues was primarily due to higher program distribution and DTH services revenues of approximately $36.0 million. The increase in program distribution revenues was due primarily to new customer arrangements on our Galaxy 12 satellite. The increase in DTH services revenues was due primarily to the impact of the contractual arrangements entered into with affiliates of The DIRECTV Group in connection with the Recapitalization. These increases were partially offset by reduced revenue as a result of an international DTH customer termination that occurred during the second quarter of 2004.

            Network Services.     The decrease in network services revenues was primarily attributable to the expiration of a lease associated with a non-core satellite that was used by a network services customer during the first nine months of 2004. This lease expiration resulted in a $10.2 million reduction in network services revenues during the year ended December 31, 2005, as compared to the same period in 2004.

            Government Services.     The increase in government services revenues as compared to the year ended December 31, 2004 represents an increase in satellite capacity leased to our G2 segment by our FSS segment. This revenue eliminates in consolidation.

            Consulting/Technical Services.     The increase in consulting/technical services revenues is primarily due to the continued development and expansion of PanAmSat's consulting/technical service business in 2005 as compared to 2004.

        Income from Operations.    The $334.7 million increase in income from operations for the year ended December 31, 2005 was primarily due to the non-recurrence of certain costs including $155.1 million of transaction related costs recorded during 2004, the $99.9 million satellite impairment loss recorded during the first quarter of 2004, the $29.6 million charge recorded during the second quarter of 2004 described above, the increase in FSS revenues of $36.7 million described above and a decrease in depreciation and amortization expense of approximately $17.9 million, which resulted primarily from satellites that were fully depreciated or de-orbited.

        Segment EBITDA.    The increase in FSS Segment EBITDA of $43.5 million for the year ended December 31, 2005 is due to the increased FSS revenues of $36.7 million and lower operating costs and expenses of $6.8 million.

G2 Segment

        Revenue.    G2 segment revenues increased $1.7 million for the year ended December 31, 2005, as compared to the same period in 2004. Reflected in this increase was a significant change in the composition of revenues. Revenues related to the lease of additional FSS provided satellite capacity increased $7.6 million and revenues related to managed network services increased $7.5 million. These increases were substantially offset by decreases in the sales of equipment and other non-satellite products of $10.1 million and lower revenues related to the construction of an L-Band payload on Galaxy 15 of $3.3 million.

        Income from Operations and Segment EBITDA.    Income from operations and segment EBITDA increased by $4.4 million and $4.8 million, respectively, for the year ended December 31, 2005, as compared to the same period in 2004. These increases were primarily due to the shift in the composition of revenue as described above. The focus on higher margin products and services resulted in these increases. Restructuring charges of $0.5 million were included in income from operations for the year ended December 31, 2005. These charges were excluded from segment EBITDA for that same period in 2004.

Results of Operations—2004 Compared to 2003

        The following table sets forth the consolidated statement of operations data and related changes expressed in dollars and percentages for each period indicated. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
			Dollar Change	Percentage Change
	2003	2004
	(In thousands, except percentages, shares and per share data)
Revenues
Operating leases, satellite services and other	$814,006	$811,124	$(2,882)	(0.4)%
Outright sales and sales-type leases	17,005	15,946	(1,059)	(6.2)%

Total revenues	831,011	827,070	(3,941)	(0.5)%

Operating costs and expenses
Cost of outright sales and sales-type leases	—	2,224	2,224	—
Depreciation and amortization expense	312,833	294,822	(18,011)	(5.8)%
Direct operating costs (exclusive of depreciation and amortization)	149,696	157,354	7,658	5.1%
Selling, general and administrative expenses	86,081	111,175	25,094	29.2%
Sponsor management fees	—	731	731	—
Facilities restructuring and severance costs	4,227	6,192	1,965	46.5%
Satellite impairment loss	—	99,946	99,946	—
Gain on satellite insurance claim	—	(9,090)	(9,090)	—
Gain on sale of teleport	—	(11,113)	(11,113)	—
Transaction-related costs	—	155,131	155,131	—

Total operating costs and expenses	552,837	807,372	254,535	46.0%

Income from operations	278,174	19,698	(258,476)	(92.9)%
Interest expense, net	143,632	191,987	48,355	33.7%

Income (loss) before income taxes	134,542	(172,289)	(306,831)	(228.1)%
Income tax expense (benefit)	35,010	(93,301)	(128,311)	(366.5)%

Net income (loss)	$99,532	$(78,988)	$(178,520)	(179.4)%

Net Income (Loss) Per Share
Basic net income (loss) per share:
Net income (loss) per share	$0.23	$(0.26)	$(0.49)	(213.0)%

Weighted average shares	431,702,014	301,469,392

Diluted net income (loss) per share:
Net income (loss) per share	$0.23	$(0.26)	$(0.49)	(213.0)%

Weighted average shares	432,450,874	301,469,392

Total Revenues

        The decrease in total revenues was primarily attributable to lower program distribution and DTH video revenues of $29.5 million resulting from customer credit related issues in international regions, partially offset by additional government services revenues of $11.3 million related to our G2 operating segment and $5.2 million of additional consulting services revenues. Additionally, occasional services revenue increased by $2.4 million, due partially to the broadcast of the 2004 Summer Olympics and an increase in network services revenues of $1.6 million related to network resellers, data services within the Middle East and additional revenues related to VSAT applications in North America. See "—Operating Segments" below.

Cost of outright sales and sales-type leases

        The increase in cost of sales-type leases recorded during the year ended December 31, 2004 is the result of the recording of approximately $6.3 million of costs related to a warranty obligation to one of the customers on Galaxy 10R, partially offset by the reversal of approximately $4.1 million of in-orbit insurance liabilities related to sales-type leases that are no longer insured.

Depreciation and amortization expense

        The decrease in depreciation and amortization is due primarily to lower depreciation on Galaxy 11, PAS-1R and Galaxy 4R of $25.4 million, as a result of the allocation of insurance proceeds against the carrying values of these satellites, partially offset by the reduced end of life of these satellites. In addition, we recorded lower non-satellite depreciation of $7.4 million and lower depreciation on PAS-6 of $9.3 million due to the impairment loss in the first quarter of 2004 (See "—Satellite Technology" below). These decreases were partially offset by accelerated depreciation of $15.1 million due to reduced end of life estimates for Galaxy 10R and PAS-6B and PAS-9 for XIPS related issues and depreciation of $7.4 million on Galaxy 12 and Galaxy 13, which were placed in service in May 2003 and January 2004, respectively.

Direct operating costs (exclusive of depreciation and amortization)

        The increase in direct operating costs was primarily due to:

  •
  additional direct operating costs of our G2 operating segment of $3.9 million due to the growth of services to the U.S. government.

  •
  $3.2 million of additional costs related to our Horizons joint venture, which commenced operations in January 2004.

  •
  increased expenses of $4.5 million attributable to the growth of our consulting business.

  •
  $3.6 million of additional costs related to our expanded fiber service offerings, after the 2003 acquisition of Sonic Telecommunications International Ltd.

  •
  $3.5 million of additional third party expenses required to perform services for customers under new lease agreements entered into during 2004.

        These increases were partially offset by reduced satellite insurance expense of $7.8 million and a $3.9 million write-off of deferred charges as a result of the termination of certain vendor contracts during the first quarter of 2003.

Selling, general and administrative expenses

        The increase in selling, general and administrative expenses was primarily due to higher bad debt expense of $32.9 million, as compared to 2003, as a result of the $29.6 million pre-tax charge recorded in relation to the write-off of an international customer's long and short-term receivable balances during the second quarter of 2004. Additionally, during the third quarter of 2004, we wrote-off approximately $3.1 million of a customer's net investment in sales-type leases as a result of the August 2004 satellite anomaly on our Galaxy 10R satellite. These increases were partially offset by lower compensation, benefits and related costs of $7.7 million as compared to 2003, due to operational efficiencies achieved during 2004.

Sponsor management fees

        The Sponsors provide management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization in August 2004. The Sponsors charge us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. From August 20, 2004 through December 31, 2004, we recorded approximately $0.7 million of expense for these management fees.

Facilities restructuring and severance costs

        In 2004, we recorded non-cash charges of $3.7 million related to our facilities restructuring plan, $1.8 million related to our teleport consolidation plan and $0.6 million related to our 2004 workforce reduction. During 2003, we recorded $4.2 million of charges related to our teleport consolidation plan and $1.4 million of severance charges related to our fourth quarter 2003 workforce reduction, both of which were partially offset by restructuring credits of $1.4 million related to our facilities restructuring plan. See "—Liquidity and Capital Resources—Facilities Restructuring and Severance Costs" below.

Satellite impairment loss

        In the first quarter of 2004, we recorded a non-cash charge of $99.9 million related to the impairment of our PAS-6 satellite See "—Satellite Technology" below.

Gain on Satellite Insurance Claim

        During the fourth quarter of 2004, we received approximately $75 million of insurance proceeds related to our Galaxy 10R satellite. Approximately $9.1 million of these insurance proceeds related to warranty obligations recorded during the third quarter of 2004 for a customer on Galaxy 10R and the write-off of a portion of our net investment in sales-type leases for another customer on this satellite. We recorded a gain on satellite insurance claim of approximately $9.1 million during the fourth quarter of 2004 for this portion of the insurance proceeds received, which related to the third quarter of 2004 charges. See "—Cost of Outright Sales and Sales-type leases" and "Selling, General and Administrative Expenses" above.

Gain on sale of teleport

        The gain on sale of teleport of $11.1 million represents the pre-tax gain recorded during the fourth quarter of 2004 related to the sale of our Spring Creek teleport in October 2004 for approximately $14.4 million, net of associated selling costs. See "—Liquidity and Capital Resources—Facilities Restructuring and Severance Costs" below.

Transaction-related costs

        The increase is due to costs incurred in relation to the Recapitalization in 2004. These costs consist of $138.4 million of costs related to our debt tender offers, $9.5 million resulting from the cashing out of restricted stock units and stock options, $5.0 million of transaction related bonuses paid to certain of our executives and $2.2 million of costs related to the proxy solicitation and other costs.

Income from operations

        The decrease in income from operations was primarily due to Recapitalization related costs of $155.1 million, the $99.9 million impairment loss for our PAS-6 satellite and the $29.6 million write-off of certain customer receivable balances, partially offset by the reduction in depreciation and amortization expense of $18.0 million and the gain on sale of teleport facility of $11.1 million.

Interest expense, net

        Interest expense, net consisted of the following (in thousands):

	Year Ended December 31,
			Dollar Change
	2003	2004
Gross interest expense	$170,822	$207,909	$37,087
Less: Interest income	13,293	7,422	(5,871)
Less: Capitalized interest	13,897	8,500	(5,397)

Total interest expense, net	$143,632	$191,987	$48,355

        Interest expense, net for the year ended December 31, 2004 increased primarily as a result of the following:

  •
  The increase in the write-off of debt issuance costs during 2004, as compared with 2003, primarily due to the repayment of indebtedness in relation to the Recapitalization.

  •
  Additional interest expense after the Recapitalization, which resulted in incremental indebtedness at higher average interest rates (See "—Liquidity and Capital Resources—Long-term Debt" below).

  •
  Additional interest expense of approximately $5.1 million related to our 10 3/8% Senior Discount Notes due 2014, which were issued on October 19, 2004 in connection with the Contribution.

  •
  Lower interest income of $5.9 million primarily due to lower average cash and short term investment balances.

  •
  Lower capitalized interest during 2004 of $5.4 million due to lower satellite construction in progress balances during the year.

        These increases to interest expense, net were partially offset by lower interest expense before the Recapitalization as a result of the repayments of debt made over the last year.

Income tax expense (benefit)

        The decrease in income tax expense was primarily due to the income tax effect of costs recorded during the third quarter of 2004 related to the Recapitalization, the PAS-6 impairment loss recorded during the first quarter of 2004, and the write-off of the customer receivable balance in the second quarter of 2004. The effective income tax rate will be a tax benefit of approximately 54.2% for 2004, as compared to a tax expense of approximately 26.0% for 2003.

Selected segment data

	Year Ended December 31,
			Dollar Change	Percentage Change
	2003	2004
	(In thousands, except percentages)
Revenues:
FSS	$775,009	$762,892	$(12,117)	(1.6)%
G2	74,550	85,864	11,314	15.2%
Eliminations	(18,548)	(21,686)	(3,138)	16.9%

Total revenues	$831,011	$827,070	$(3,941)	(0.5)%

Income from operations:
FSS	$269,573	$8,523	$(261,050)	(96.8)%
G2	8,601	11,452	2,851	33.1%
Parent	—	(277)	(277)	—

Total income from operations	$278,174	$19,698	$(258,476)	(92.9)%

Segment EBITDA:
FSS	$623,718	$612,089	$(11,629)	(1.9)%

G2	$9,329	$12,854	$3,525	37.8%

FSS Segment

FSS Revenue by Service-Type

	Year Ended December 31,
			Dollar Change	Percentage Change
	2003	2004
	(In thousands, except percentages)
FSS Revenues:
Video	$528,996	$506,932	$(22,064)	(4.2)%
Network	216,892	218,473	1,581	0.7%
Government	18,548	21,686	3,138	16.9%
Consulting/Technical services	10,573	15,801	5,228	49.4%

Total FSS revenues	$775,009	$762,892	$(12,117)	(1.6)%

        Revenues.    The decrease in FSS revenues of $12.1 million was primarily attributable to lower video services revenues of $22.1 million, partially offset by $5.2 million of additional consulting/technical service revenues, $3.1 million of additional government services revenues and $1.6 million of additional network services revenues as follows:

            Video Services.     The decrease in video services revenues was primarily due to a decrease in program distribution and DTH video services revenues of $29.5 million, resulting primarily from customer credit related issues in international regions. This decrease was partially offset by an increase of $2.4 million in occasional services revenues due to the broadcast of the 2004 Summer Olympics, U.S. presidential conventions and election coverage and other sporting and world events.

            Network Services.     The increase in network services revenues is primarily due to additional revenue from network resellers and additional revenues from customers with VSAT applications in North America.

            Government Services.     The increase in government services revenues, as compared to 2003 represents an increase in satellite capacity leased to our G2 segment by our FSS segment. This revenue eliminates in consolidation.

            Consulting/Technical Services.     The increase in consulting/technical services revenues is primarily due to additional new consulting/technical services revenues of $5.2 million.

        Income from Operations.    The decrease in FSS income from operations was primarily due to Recapitalization related costs of $155.1 million, the $99.9 million impairment loss for our PAS-6 satellite, the $29.6 million pre-tax charge described above and the reduction in FSS gross margin resulting from lower FSS revenues as described above, partially offset by a reduction in depreciation and amortization expense of $18.7 million and the gain on sale of teleport of $11.1 million described above.

        Segment EBITDA.    The decrease in FSS Segment EBITDA is primarily due to the reduction in FSS revenues for 2004 as compared to 2003, which is described above.

G2 Segment

        Revenue.    The increase in G2 segment revenues of $11.3 million reflects a full year of operations in 2004 for the Hughes Global Services, Inc. and Esatel Communications, Inc. acquisitions made during 2003, as well as an increase in satellite bandwidth sales of $7.3 million and an increase in equipment-based sales of $6.1 million as compared to the same period in 2003, partially offset by a decrease in non-satellite bandwidth sales of $2.4 million.

        Income from operations and Segment EBITDA.    Income from operations and Segment EBITDA increased by $2.9 million and $3.5 million, respectively, as compared to the same period in 2003. These increases were primarily a result of the higher revenues earned during 2004, as discussed above, partially offset by the related cost of sales.

Satellite Technology

        Our satellites are typically constructed to operate at full capacity over a design life of 15 years, although the actual performance and operating life of a satellite can vary significantly from that estimate. A satellite's performance and operating life will depend on operational considerations anticipated at the time of design and launch, such as the amount of fuel on board or expected degradation over time of electrical, propulsion, control or other on-board systems necessary for its operation. Performance or operating life may be extended if components degrade less than expected or if requirements are changed to allow reduced-fuel operations. However, performance or operating life may be reduced as a result of anomalies not contemplated by the satellite design which may not have become apparent until the satellite was placed in orbit or after the satellite has been in orbit for some time. It has been our experience that some of these anomalies can be common among satellites of the same model, or on satellite operating systems from the same manufacturer.

        From time to time, our satellites experience operating problems that do not result in a reduction of expected life or usable capacity, but that may result in temporary outages for our customers. These problems are typically resolved through adjustments in the operation of the satellite, which will usually prevent further outages.

        We have identified three types of common anomalies among the satellite models in our fleet, which, if they materialize, have the potential for a significant operational impact. These are:

  •
  failure of both of the on-board XIPS used to maintain the in-orbit position of BSS 601 HP satellites;

  •
  accelerated solar array degradation in early BSS 702 satellites; and

  •
  failure of the on-board SCP in BSS 601 satellites.

        On March 17, 2004, our PAS-6 satellite, an FS 1300 model satellite built by Space Systems/Loral, suffered an anomaly resulting in a loss of power. Following that event, we moved the satellite to a storage orbit while we evaluated the problem with the manufacturer. On April 1, 2004, this satellite experienced another anomaly and more significant loss of power. Neither of these losses was anticipated. We maintained communications with, and control of, this satellite and, as a result of the second anomaly, took the necessary steps to de-orbit it.

        PAS-6 had previously been taken out of primary service and at the time of the anomaly was being used as a backup for another satellite, PAS-6B. Accordingly, these events have not affected service to any of our customers and did not affect our revenues in 2005. We do not plan to replace this satellite. As a result of the March 17, 2004 event, we recorded a non-cash impairment charge within income from operations of approximately $99.9 million in the first quarter of 2004. This resulted in a non-cash charge to net income after taxes of approximately $63.3 million. PAS-6 was uninsured and we will not collect insurance proceeds as a result of these events. Further, as a result of this impairment, we no longer depreciate this asset.

        For tables showing all identified significant operational concerns, see "—Satellite Insurance—Insured satellites" and "—Satellite Insurance—Uninsured satellites" below.

BSS 601 HP XIPS

        The BSS 601 HP satellite uses a XIPS as its primary propulsion system. There are two separate XIPS on each BSS 601 HP, each one of which is capable of maintaining the satellite in its orbital position. The satellite also has a completely independent bi-propellant propulsion system as a backup to the XIPS. As a result, a single failure of a XIPS on a BSS 601 typically would have no effect on the satellite's performance or its operating life. A failure of a second XIPS on a satellite would also have no impact on the performance of that satellite. However, such a failure would require the use of the backup bi-propellant propulsion system, which could result in a shorter operating life for the satellite depending on the amount of bi-propellant fuel remaining. XIPS failures do not typically result in a catastrophic failure of the satellite or affect the communications capability of the satellite.

        Certain of our BSS 601 HP satellites have experienced various problems associated with XIPS. We currently operate seven BSS 601 HP satellites. Three of our currently operated BSS 601 HP satellites have experienced failures of both XIPS.

        The first of the currently operated satellites to experience failure of both primary and secondary XIPS was Galaxy 4R. This satellite is operating as designed on its backup bi-propellant propulsion system. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite's estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 3.5 years from June 28, 2003, the date of the secondary XIPS failure. The C-band capacity of this and other satellites is backed up by in-orbit satellites with immediately available capacity. We believe that this problem will not affect revenues from the customers on this satellite or our total contracted backlog, as the satellite's backup bi-propellant propulsion system has sufficient fuel to provide ample time to seamlessly transition customers to a new or replacement satellite. We have determined that the satellite's net book value and our investments in sales-type leases on this satellite are fully recoverable.

        We began accelerating depreciation on Galaxy 4R beginning in the third quarter of 2003 to coincide with the satellite's revised estimated useful life. As a result, we recorded additional depreciation expense of $7.7 million during 2003. As of March 2004, following the final insurance settlement on this satellite, depreciation on Galaxy 4R has been approximately equal to the monthly depreciation on this satellite before the anomaly occurred. We expect to launch a replacement for Galaxy 4R in 2006. See "—Recent Insurance Settlements" and "—Satellite Deployment Plan" below.

        The second satellite with failure of both primary and secondary XIPS is PAS-6B. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite's estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 4.9 years from July 9, 2003, the date of the secondary XIPS failure. We do not expect this problem to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite. As a result of this XIPS failure, during 2003 we reduced our total contracted backlog by approximately $360.0 million. The insurance policy on this satellite had an exclusion for XIPS-related anomalies and, accordingly, this was not an insured loss.

        We began accelerating depreciation on PAS-6B beginning in the third quarter of 2003 to coincide with the satellite's revised estimated useful life. As a result, we recorded additional depreciation expense of $6.6 million during 2003. We expect to launch a replacement for PAS-6B in 2007. See "—Satellite Deployment Plan" below.

        The third satellite with failure of both primary and secondary XIPS is Galaxy 10R. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite's estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 3.6 years from August 3, 2004, the date of the secondary XIPS failure. We do not expect this problem to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite.

        On August 31, 2004, we filed a proof of loss under the insurance policy for Galaxy 10R. During the fourth quarter of 2004, we received all of the expected insurance proceeds for our claim on Galaxy 10R, or approximately $75 million.

        As a result of this event, we recorded approximately $9.1 million of losses in the third quarter of 2004 related primarily to a customer warranty obligation payable at the satellite's end of life and a non-cash write off of a portion of a sales-type lease receivable. These losses and warranty obligations are substantially covered by the Galaxy 10R insurance policies. In connection with the Galaxy 10R insurance settlement, a gain of approximately $9.1 million was recorded during the fourth quarter of 2004, offsetting the third quarter losses. The expected additional depreciation expense resulting from Galaxy 10R's revised estimated useful life will be approximately $3.0 million per year. We expect to launch a replacement for Galaxy 10R in 2007.

        Of our four remaining BSS 601 HP satellites, PAS-5 has a book value of $0 and is no longer in primary customer service. The other three continue to have XIPS available as their primary propulsion system. However, no assurance can be given that we will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. For two of these three satellites, the available bi-propellant life ranges exceeded 5 years from December 31, 2005. The third satellite, Galaxy 13/Horizons 1, which was placed into service in January 2004, has available bi-propellant of approximately 10.9 years from December 31, 2005.

        In December 2004, after reviewing the operating time to failure and other data from failed BSS 601 HP XIPS systems in our fleet and from similar systems owned by others, as reported to us by the manufacturer, we reduced our estimate of the end of useful life of one of our BSS 601 HP satellites, PAS-9, from 2015 to 2013. This resulted in an increase in our annual depreciation expense of $3.0 million beginning in the fourth quarter of 2004. This estimate is based on currently available data from satellite systems similar to PAS-9 and reflects our current expectations for these systems. We plan to replace this satellite prior to the end of its useful life. Because some of our customer contracts do not require their service to continue onto a replacement satellite, this reduction in our estimate of useful life resulted in a reduction in our contracted backlog of approximately $62.0 million as of December 31, 2004. However, given the nature of our customers' use of this satellite, we expect many of these customers will elect to renew their contracts onto a replacement satellite. We believe that the net book value of this satellite is fully recoverable. Along with the manufacturer, we continually monitor the performance of our satellites that use these systems and will, as warranted, reevaluate our expectations.

BSS 702 solar arrays

        All of our satellites have solar arrays that power their operating systems and transponders and recharge the batteries used when solar power is not available. Solar array performance typically degrades over time in a predictable manner. Additional power margins and other operational flexibility are designed into satellites to allow for such degradation without loss of performance or operating life. Certain BSS 702 satellites have experienced greater than anticipated and unpredictable degradation of their solar arrays resulting from the design of the solar arrays. Such degradation, if continued, results in a shortened operating life of a satellite or the need to reduce the use of the communications payload.

        We currently operate three BSS 702 satellites, two of which are affected by accelerated solar array degradation. On February 19, 2003, we filed proofs of loss under the insurance policies for two of our BSS 702 satellites, Galaxy 11 and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and we expect that both of these satellites will continue to serve these customers until we replace or supplement them with new satellites. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. Due to this continued degradation, based on a review of available data in December 2004, we reduced our estimate of the end of the useful life of Galaxy 11 from 2015 to 2009 and of PAS-1R from 2016 to 2010, which resulted in an increase in our annual depreciation expense of $22.6 million beginning in the fourth quarter of 2004. We plan to replace these satellites prior to the point at which the solar array degradation would affect operation of the core communications payload. This will accelerate capital expenditures planned for their replacement. Pursuant to our contracts with our customers, a substantial portion of our customer activity on these satellites will continue onto replacement satellites and the reduced estimate of their useful lives will not result in a material reduction in our contracted backlog. We believe that the net book values of these satellites are fully recoverable. See "Recent Insurance Settlements" and "Satellite Deployment Plan" below.

        The third BSS 702 satellite we operate, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

SCP

        Many of our satellites use an on-board SCP to provide advanced orientation control and fault protection functions. SCPs are a critical component in the operation of such satellites. Each such satellite has a backup SCP, which is available in the event of a failure. Certain BSS 601 satellites, including our PAS-4 satellite, have experienced primary SCP failures and are operating on their backup SCPs. PAS-4 is operated as a backup satellite that also provides short-term services. We do not anticipate that a failure of the remaining SCP on PAS-4 will cause an interruption of our business or require replacement of a satellite. On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its SCP and was taken out of service. This satellite had no net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results.

        We currently operate three additional BSS 601 satellites. PAS-2 and PAS-3R are both in primary service and are in a group of satellites that has been identified as having heightened susceptibility to the SCP problem. The risk of SCP failure appears to decline as these satellites age. PAS-2 and PAS-3R have been in continuous operation since 1994 and 1996, respectively. Both primary and backup SCPs on these satellites are monitored regularly and remain fully functional. Accordingly, we do not expect

SCP failures to occur nor do we anticipate an interruption in business or to require early replacement of these satellites. HGS-3 is no longer in primary service and has a book value of less than $0.5 million.

Satellite Insurance

        There are several options available for managing certain of the business risks inherent in the operation of a satellite fleet, none of which can fully compensate for the loss of business we may experience on the failure of a satellite. Launch insurance may replace the capitalized cost of a satellite, but it will not cover the business costs that may result from the delay before a replacement satellite can be constructed and placed into service, such as lost revenues. In-orbit insurance may not be economically available or may be limited in coverage or subject to deductibles or exclusions in a manner that limits its value to the business. In-orbit spare satellites, ground-based spare satellites, designated reserve transponders on the satellite or other on-board backup systems or designed-in redundancies, or interim restoration capacity on other satellites may offer certain protections against loss of business due to a satellite failure, but they may not be immediately available when needed and they may only be an economical choice in certain situations. Following is an analysis of our risk management plan.

        We have obtained launch insurance for all of our satellite launches. Launch insurance coverage is typically in an amount equal to the fully capitalized cost of the satellite, which includes the construction costs, the portion of the insurance premium related to launch, the cost of the launch services and capitalized interest (but may exclude any unpaid incentive payments to the manufacturer). Launch insurance has historically covered claims arising after a launch for a period of up to three to five years, providing for payment of the full insured amount if, for example, the satellite is lost during launch or the satellite fails to achieve the proper orbital location, or if other failures occur during the in-orbit coverage period. Currently, as a result of market conditions in the satellite insurance industry, insurers are offering commercially reasonable launch policies that extend for no more than one year after launch.

        The premium on a launch insurance policy can vary considerably based on the type of satellite and the success rate of the launch vehicle. Currently, launch insurance rates in the industry generally range from 15% to 30% of the fully capitalized cost for a policy covering the launch and initial operations for one year thereafter, although the rates on the types of satellites that we launch generally range from 15% to 25%. As a result of several launch and in-orbit failures in the industry over the last few years, a launch and initial operations insurance premium can equate to $40.0 million or more, assuming a typical $200.0 million satellite with a 20% launch premium. We capitalize the cost of the launch insurance premium and amortize it over the satellite's operational life.

        In-orbit insurance coverage may initially be for an amount comparable to launch insurance levels and generally decreases over time, based on the declining book value of the satellite. Historically, in-orbit policies have covered a period ranging from one to three years. As with launch insurance, insurers today are offering in-orbit policies that last for no more than one year. Currently, the premium on an in-orbit policy is typically 2.50% to 3.00% per year of the insured amount, which equates to an annual premium of between $5.0 million and $6.0 million on a typical $200.0 million satellite that is fully insured. We record the in-orbit insurance premiums as direct operating costs as they are incurred. We also maintain third-party liability insurance.

        The terms of our satellite insurance policies generally provide for payment of the full insured amount if the satellite fails to reach or maintain its orbital location, the satellite fails to perform in accordance with certain design specifications or 75% or more of its operational capacity is lost. In addition, the in-orbit policies generally provide for partial payment for losses of less than 75% of the satellite's operational capacity, in each case subject to applicable deductibles and exclusions. Accordingly, payments for loss under these policies may not coincide with the actual impairment of the satellite. Satellites for which total payments have been received may remain fully operational for extended periods of time and satellites which have been operationally impaired may not result in any insurance payment. Insurance policies typically provide for salvage payments to the insurer, which historically have been based on a share of any revenues generated from satellites that continue to operate after a total loss benefit has been paid.

        See "Item 1A. Risk Factors—Risks Relating to Our Industry".

Backup satellites and transponders

        For each satellite designated as being in primary operating service, we maintain some form of backup capacity. This backup capacity may include any one or more of the following: an in-orbit spare satellite, a ground-based spare satellite, designated reserve transponders on the satellite or other on-board backup systems or designed-in redundancies, or interim restoration capacity on other satellites. However, we do not maintain backups for all of our operating capacity. We believe that the availability of backup capacity addresses in part the operational risks relating to potential satellite anomalies, but backup capacity does not eliminate those risks. See "Item 1A. Risk Factors—Risks Relating to Our Industry—Once launched and properly deployed, satellites are subject to significant operational risks due to various types of potential anomalies". While these approaches do not provide a cash payment in the event of a loss or anomaly, they do offer certain protections against loss of business due to satellite failure. Because of the relatively high costs of insurance, a reduction in the number of satellites under insurance or a reduction in the amount of insurance coverage on satellites results in savings that can be applied towards the construction and launch of new satellites. New satellites or the satellites they replace may be available as in-orbit spares. The cost of an in-orbit spare that can provide backup support for multiple satellites may be comparable to the lifetime cost of in-orbit insurance for those satellites. We believe that using in-orbit backup satellites rather than having to build replacement satellites from proceeds received under typical insurance policies may help us better serve our customers, plan and control our replacement costs, protect our revenue streams and protect our rights to orbital slots. In addition, availability of in-orbit transponders and satellites as backup may also give us a competitive advantage, as it can take two years or more to replace a satellite with insurance proceeds.

        We currently use in-orbit spares to backup portions of our fleet. For example, Galaxy 9 and Galaxy 12 are in-orbit spares for the C-band capacity serving our U.S. cable customers. These satellites back-up all or portions of Galaxy 3C, Galaxy 4R, Galaxy 10R, Galaxy 11, Galaxy 13/Horizons 1, Galaxy 14 and Galaxy 15. PAS-4 provides backup capacity to PAS-10.

Satellite risk management strategy

        As a result of the relatively high number of satellite and launch vehicle anomalies in the last few years, the cost of satellite insurance has increased, while the level of available coverage has decreased. In addition to higher premiums, there is a trend toward higher deductibles, shorter coverage periods and additional satellite health-related policy exclusions. Accordingly, as our existing satellite insurance policies expire, and in response to changes in the satellite insurance market, we will continue to consider, evaluate and implement the use of backup satellites and transponders and the purchase of in-orbit insurance with lower coverage amounts, more exclusions and greater deductibles so that we can better protect our business and control our costs. As a result of the trends in satellite insurance, the capital expenditure, fleet deployment and financial plans used in evaluating our dividend policy contemplate the increased use of backup satellites and transponders and lower insurance coverage amounts, more insurance exclusions and greater insurance deductibles.

Insured satellites

        As of December 31, 2005, we had in effect launch and in-orbit insurance policies covering six satellites in the aggregate amount of $522.4 million. As of such date, these insured satellites, which are listed in the table below, had an aggregate net book value and other insurable costs of approximately $682.5 million. Set forth below is a table describing our currently insured satellites. Under Spacecraft Model, "BSS" indicates a Boeing model, "ORB" indicates an Orbital Sciences model and "SSL" indicates a Space Systems/Loral model.

Satellite	Spacecraft Model	Estimated End of Useful Life	Material Operating Anomalies	Significant Exclusion in Policy
Galaxy 3C	BSS 702	2017	—	No
Galaxy 13/Horizons 1	BSS 601 HP(1)	2018	—	Yes—XIPS
Galaxy 14	ORB Star 2	2020	—	No
Galaxy 15	ORB Star 2	2020	—	No
PAS-10	BSS 601 HP(1)	2016	—	No(2)
PAS-12	SSL FS 1300	2016	—	No

(1)
All of our owned BSS 601 HP satellites have XIPS. See "—Satellite Technology—BSS 601 HP XIPS" above.

(2)
The supplemental policy on PAS-10, covering an investment in a sales-type lease of $32.7 million, has a component exclusion for XIPS. The primary policy on this satellite has no component exclusion.

Significant exclusion policies

        Of the insured satellites, as of December 31, 2005, one was covered by a Significant Exclusion Policy. The exclusions reduce the probability of an insurance recovery in the event of a loss on this satellite. This satellite, Galaxy 13/Horizons 1, was placed in service in January 2004 and continues to have a fully redundant XIPS as its primary propulsion system. Certain enhancements have been made to XIPS on this satellite to make the systems more robust. In addition, this satellite has available backup bi-propellant of approximately 10.9 years. Galaxy 13/Horizons 1 had an aggregate net book value and other insurable costs of $90.7 million as of December 31, 2005.

        Upon the expiration of the insurance policies, there can be no assurance that we will be able to procure new policies on commercially reasonable terms. New policies may only be available with higher premiums or with substantial exclusions or exceptions to coverage for failures of specific components. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our operating income by the amount of such increased premiums.

Uninsured satellites

        We had 19 uninsured satellites in orbit as of December 31, 2005. As of December 31, 2005, our uninsured satellites had a total net book value and other insurable costs of approximately $836.0 million. On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its secondary spacecraft control processor (SCP) and was taken out of service. This satellite had no net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results. Additionally, in February 2006, our Galaxy 1R satellite was replaced by our Galaxy 15 satellite and on March 3, 2006, Galaxy 1R was de-orbited.

        Set forth below is a table describing our currently uninsured satellites. Under Spacecraft Model, "BSS" indicates a Boeing model, "ORB" indicates an Orbital Sciences model and "SSL" indicates a Space Systems/Loral model. We designate satellites as being in primary operating service based on various factors, including, without limitation, estimated useful life, revenue generating ability, history of anomalies and health of the satellite.

Satellites in primary operating service:

Satellite	Spacecraft Model	Estimated End of Useful Life	Material Operating Anomalies	Insurance Considerations	Replacement Expectations
Galaxy 4R	BSS 601 HP	2006	XIPS(1)	Previous insurance settlement; Insurance not available on commercially reasonable terms; Partially protected by in-orbit spare	Yes—2006
Galaxy 10R	BSS 601 HP	2008	XIPS(2)	Insurance policy expired in January 2005 and was not replaced(2); Partially protected by in-orbit spare	Yes—2007
Galaxy 11	BSS 702	2009	Solar Panel	Previous insurance settlement; Insurance not available on commercially reasonable terms; Partially protected by in-orbit spare	Yes—Ground spare construction commenced in 2004
PAS-1R	BSS 702	2010	Solar Panel	Previous insurance settlement; Insurance not available on commercially reasonable terms	Yes—At a date to be determined
PAS-2	BSS 601	2009	SSPA(3)	Insurance not available on commercially reasonable terms	Yes—2009
PAS-3R	BSS 601	2009	—	Insurance not available on commercially reasonable terms	Yes—2007(4)
PAS-6B	BSS 601 HP	2008	XIPS(1)	Insurance not available on commercially reasonable terms	Yes—2007(4)
PAS-7	SSL FS 1300	2013	Solar Panel	Previous insurance settlement; No net book value	Yes—2013
PAS-8	SSL FS 1300	2014	—	Previous insurance settlement; insurance not available on commercially reasonable terms	Yes—2014
PAS-9	BSS 601 HP	2013	XIPS(1)	Insurance policy expired in July 2005 and was not replaced	Yes—2013

Back-up satellites and satellites in secondary operating service:

Galaxy 9	BSS 376	2009	—	Back-up satellite; Insurance not available on commercially reasonable terms	No—Already replaced
Galaxy 12	ORB Star 2	2018	—	Back-up satellite	No
PAS-4	BSS 601	2010	Single SCP	Back-up satellite	No—Already replaced
SBS 6(5)	BSS 393	2007	Battery Cells	Limited life remaining	Yes—2007
PAS-5	BSS 601 HP	2012	Battery Cells	Previous insurance settlement; No net book value	No—Already replaced
HGS-3	BSS 601	2011	Battery Controller	Minimal net book value	No
Leasat F5	BSS 381	2008	—	No net book value	No

(1)
Both the primary and secondary XIPS have failed and this satellite is operating on its back-up bi-propellant propulsion system.

(2)
In November 2004, we settled a constructive total loss claim on this policy.

(3)
Solid state power amplifiers, or SSPAs, have been failing over time, which reduces C-band transponder capacity.

(4)
See Satellite Deployment Plan below.

(5)
SBS 6 will be replaced in 2007 by the Horizons-2 satellite which is owned 50% by PanAmSat and 50% by JSAT.

        An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. See "Item 1A. Risk Factors—Risks Relating to Our Business—Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance".

Recent Insurance Settlements

        In August 2004, we filed a proof of loss under the insurance policy for our Galaxy 10R Spacecraft after the secondary XIPS on this satellite permanently failed. During the fourth quarter of 2004, we received all of the expected insurance proceeds for our claim on Galaxy 10R, or approximately $75 million. See "—Long-term debt" below.

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

Satellite Deployment Plan

        Our construction and launch strategy is to replace existing satellites as they approach the end of their useful lives. In addition, we selectively expand our global coverage, capacity and service offerings by deploying satellites into new orbital locations where we perceive sufficient customer demand and market opportunities.

        In April 2004, we committed to construct a new satellite, Galaxy 16, and in February 2005, we entered into an agreement for the construction of Galaxy 18. These satellites, together with our Galaxy 17 satellite already under construction, will serve as replacements for Galaxy 4R, Galaxy 10R and Galaxy 11. On December 5, 2005, PanAmSat signed a definitive agreement for the launch of its Galaxy 17 satellite. The construction program contemplates the availability of one of these satellites as an on-ground backup against launch failure or substantial delay of either of the other two satellites. Construction of Galaxy 18 began in 2005 and we plan to launch this satellite in the second quarter of 2007.

        In January 2005, we replaced Galaxy 5 at 125 degrees west longitude with Galaxy 12 and subsequently de-orbited Galaxy 5. Galaxy 5 had a net book value of $0. On August 14, 2005, we successfully launched our Galaxy 14 satellite into orbit. This satellite subsequently replaced our Galaxy 12 satellite at 125 degrees WL and Galaxy 12 became an in-orbit spare.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS-6B Ku-band satellite and the C-band portion of our PAS-3R satellite. In July 2005, we signed an agreement for the launch of this satellite in the first quarter of 2007. Additionally, we have an agreement with one of our major customers for the funding of a portion of the capital expenditures necessary to construct and launch PAS-11 in this timeframe. Such funding represents an obligation for us when it is received from the customer. During the year ended December 31, 2005, we received approximately $47.4 million of funding from this customer. This obligation is scheduled to be repaid to the customer over a three year period beginning in the second half of 2006. Within our consolidated balance sheet as of December 31, 2005, $9.5 million of this obligation was recorded within short-term accounts payable and accrued liabilities, while the remainder of $37.9 million was recorded within long-term deferred credits and other.

        On December 5, 2005, we entered into agreements with the same customer and with the manufacturer of our PAS-11 satellite, which, among other things, allows the customer to procure directly from the manufacturer long-lead items that could be used for the construction of a replacement satellite for PAS-11 on an expedited basis, if needed. Pursuant to the agreement with the customer, we would be required to construct and launch a replacement for PAS-11 in the event of a launch failure or other significant health related issue impacting PAS-11's Ku-band transponders within two years after completion of its in-orbit testing. This customer has leased all of the Ku-band capacity on PAS-11 and would be required to lease all of the Ku-band capacity on a replacement satellite for PAS-11, if such replacement satellite is required.

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

        On October 13, 2005, we successfully launched our Galaxy 15 satellite into orbit at 133 degrees WL In February 2006, our Galaxy 1R satellite was replaced by Galaxy 15 and on March 3, 2006, Galaxy 1R was de-orbited.

        On November 22, 2005, the manufacturer of Galaxy 16 and Galaxy 18 emerged from Chapter 11 bankruptcy. Both the Galaxy 16 and Galaxy 18 construction contracts had been executed during the bankruptcy and approved by the bankruptcy court. As a result of the manufacturer's emergence from Chapter 11 bankruptcy, and pursuant to the Galaxy 18 construction contract, on December 2, 2005 PanAmSat paid to the manufacturer all amounts owed since the beginning of Galaxy 18's construction in April 2005. PanAmSat's agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. PanAmSat also has a security interest in the satellites under construction by this manufacturer. In June 2005, PanAmSat entered into separate launch agreements with a launch provider for these two satellites. Pursuant to these agreements, $65.8 million previously paid to the launch provider for the launch of Galaxy 8-iR will be applied to the launch of our Galaxy 16 satellite.

        On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its SCP and was taken out of service. This satellite had no net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results.

        We expect to launch four satellites by the end of 2007. We are scheduled to launch Galaxy 16 in the second quarter of 2006. We plan to launch PAS-11 in the first quarter of 2007, Galaxy 18 in the second quarter of 2007 and the satellite which will be owned by the Horizons-2 joint venture in the third quarter of 2007.

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

Liquidity and Capital Resources

        On March 22, 2005, we consummated an initial public offering of 50 million shares of our common stock at $18 per share and used the net proceeds to make an equity contribution to PanAmSat of approximately $658.4 million and to pay a $200 million dividend to our then pre-existing stockholders. PanAmSat used this equity contribution to repay approximately $265.0 million of the borrowings under its Term Loan A Facility and on April 1, 2005, it redeemed $353.5 million, or 35%, of its 9% senior notes and paid a redemption premium of $31.8 million to holders of those notes. In connection with and concurrent with our initial public offering, PanAmSat's senior secured credit facilities were amended to, among other things:

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

  •
  permit the payment of the management fee payable to the Sponsors in connection with the termination of the management services agreement. (See Note 14, "Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization—Transactions With The Sponsors and Their Affiliates" to our condensed consolidated financial statements appearing elsewhere in this annual report); and

  •
  conform the change of control definition to the change of control definition in the indenture governing PanAmSat's senior notes.

        Our board of directors adopted a dividend policy that became effective upon the closing of our initial public offering. Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders. On March 21, 2005, our board of directors declared a partial quarterly dividend for the period from March 22, 2005 to March 31, 2005 in the amount of $0.043056 per share, or an aggregate of approximately $5.28 million, which was paid on April 15, 2005, to stockholders of record as of March 31, 2005. On June 20, 2005 our board of directors declared a quarterly dividend for the period from April 1, 2005 to June 30, 2005 in the amount of $0.3875 per share, or an aggregate of approximately $47.5 million, which was paid on July 15, 2005, to stockholders of record as of June 30, 2005. On September 19, 2005 our board of directors declared a quarterly dividend for the period from July 1, 2005 to September 30, 2005 in the amount of $0.3875 per share, or an aggregate of approximately $47.5 million, which was paid on October 14, 2005, to stockholders of record as of September 30, 2005. On December 14, 2005 our board of directors declared a quarterly dividend for the period from October 1, 2005 to December 31, 2005 in the amount of $0.3875 per share, or an aggregate of approximately $47.5 million, which was paid on January `17, 2006, to stockholders of record as of December 30, 2005.

        On October 19, 2004, pursuant to Rule 144A under the Securities Act of 1933, as amended, we issued $416.0 million aggregate principal amount at maturity of our 10 3/8% senior discount notes due 2014. All of the proceeds of that offering, less discounts, commissions and expenses, or approximately $245.8 million, were paid on October 19, 2004 as a dividend to our stockholders. On May 31, 2005, we exchanged all the outstanding notes for an equal amount of Senior Discount Notes which are registered under the Securities Act of 1933 and which have substantially similar terms. The Senior Discount Notes accrete at the rate of 10 3/8% per annum, compounded semi-annually to, but not including, November 1, 2009. From and after November 1, 2009, cash interest on the Senior Discount Notes will accrue at the rate of 10 3/8% per annum, and will be payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2010, until maturity. As of December 31, 2005, the accreted balance of approximately $282.3 million was outstanding in relation to these notes.

        Our primary source of liquidity is cash flows generated from the operations of our subsidiaries, including PanAmSat. Our ability to pay dividends on our common stock and make payments on our Senior Discount Notes is dependent on the earnings and the distribution of funds from PanAmSat. The agreements governing PanAmSat's senior secured credit facilities and 9% senior notes are the two contractual obligations of PanAmSat that significantly restrict its ability to pay dividends or otherwise transfer assets to us. Payment of dividends is also subject to compliance with Delaware law.

        Borrowings under PanAmSat's senior secured credit facilities bear interest at the borrower's option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin, and are subject to adjustment based on a pricing grid.

        PanAmSat's senior secured credit facilities are comprised of a $250.0 million revolving credit facility, which will terminate in August 2009, an $800.0 million Term Loan A Facility, which matures in August 2009 (of which $355.9 million was outstanding at December 31, 2005), and a $1,660.0 million Term Loan B-1 Facility, which matures in August 2011 (of which $1,643.4 million was outstanding at December 31, 2005). As of December 31, 2005, the revolving credit facility was undrawn, and PanAmSat had outstanding letters of credit totaling $49.1 million. Outstanding letters of credit reduce our ability to borrow against the revolving credit facility by an equivalent amount. PanAmSat also had outstanding $1.2 million of its 8 3/8% senior notes due 2012.

        Our senior secured credit facilities require us and our subsidiaries to meet a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. In addition, the senior secured credit facilities contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, prepayments of subordinated debt, investments, mergers and consolidations, changes in business, liens, amendment of subordinated debt and other matters customarily restricted in such agreements. It also contains certain customary events of default, subject to grace periods, as appropriate.

        The description of the required financial covenant levels contained in the senior secured credit facilities and the calculations below reflect the amendments made concurrently with our initial public offering.

        Required financial covenant levels under the PanAmSat senior secured credit facilities and actual results as of and for the four quarters ended December 31, 2005 were as follows:

	Required Covenant Levels for the Four Quarters Ended December 31, 2005	Actual Results for the Four Quarters Ended December 31, 2005
Total leverage ratio(1)	5.75 to 1.00	4.17 to 1.00
Interest coverage ratio(2)	2.00 to 1.00	3.25 to 1.00
Capital expenditures(3)	$300 million	$127.2 million

(1)
Ratio calculations are determined as of the end of such period. Under the credit agreement governing PanAmSat's senior secured credit facilities, the total leverage ratio is calculated as consolidated total debt (defined as the sum of all indebtedness for borrowed money of PanAmSat and its restricted subsidiaries (as defined in the credit agreement) outstanding and all capitalized lease obligations of PanAmSat and its restricted subsidiaries outstanding less the aggregate amount of cash included in the cash accounts listed on the consolidated balance sheet of PanAmSat and its restricted subsidiaries to the extent the use thereof for application to payment of indebtedness is not prohibited by law or any contract to which PanAmSat or any of its restricted subsidiaries is a party) divided by Adjusted EBITDA. Non-compliance with this covenant could result in the requirement to immediately repay all amounts outstanding under the senior secured credit facilities.

(2)
Ratio calculations are determined for such period. Under the credit agreement governing PanAmSat's senior secured credit facilities, the interest coverage ratio is calculated as Adjusted EBITDA divided by consolidated interest expense (defined as the cash interest expense for PanAmSat and its restricted subsidiaries (including that attributable to capital leases), net of cash interest income, including all commissions, discounts and other fees and charges owed with respect to letters of credit, bankers' acceptance financing and net costs under swap agreements, and including, capitalized interest in connection with the purchase of satellites to the extent paid in cash, but excluding amortization of deferred financing costs and any other non-cash interest). PanAmSat's senior secured credit facilities require it to maintain a minimum Adjusted EBITDA to consolidated interest expense ratio. Non-compliance with this covenant could result in the requirement to immediately repay all amounts outstanding under the senior secured credit facilities.

(3)
Calculations are determined for such period. Under the credit agreement governing PanAmSat's senior secured credit facilities, capital expenditures means the aggregate of all expenditures (but excluding any amount representing capitalized interest), provided that capital expenditures does not include among other things expenditures made in connection with the replacement or repair of assets to the extent financed from insurance proceeds. Non-compliance with this covenant could result in the requirement to immediately repay all amounts outstanding under the senior secured credit facilities.

        The indenture governing PanAmSat's 9% senior notes limits PanAmSat's ability and the ability of its restricted subsidiaries to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends or make other equity distributions; repurchase or redeem capital stock; make investments or other restricted payments; create liens; enter into sale and lease-back transactions; sell assets or consolidate or merge with or into other companies; create limitations on the ability of PanAmSat's restricted subsidiaries to make dividends or distributions to PanAmSat; and engage in transactions with affiliates. Subject to certain exceptions, the indenture permits PanAmSat and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

        The indenture governing our 10 3/8% senior discount notes limits our ability and the ability of our restricted subsidiaries to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends or make other equity distributions; repurchase or redeem capital stock; make investments or other restricted payments; create liens; enter into sale and lease-back transactions; sell assets or consolidate or merge with or into other companies; create limitations on the ability of our restricted subsidiaries to make dividends or distributions to us and engage in transactions with affiliates. Subject to certain exceptions, the indenture permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

        We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of December 31, 2005, we were in compliance with all such covenants.

        The indenture governing our Senior Discount Notes, the indenture governing PanAmSat's 9% senior notes and PanAmSat's senior secured credit facilities contain financial covenant ratios, specifically total leverage and interest coverage ratios that are calculated by reference to Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) plus net interest expense, income tax expense (benefit) and depreciation and amortization, further adjusted to give effect to unusual items, non-cash items and other adjustments specifically required in calculating covenant ratios and compliance under the indenture governing our Senior Discount Notes, the indenture governing PanAmSat's 9% senior notes due 2014 and PanAmSat's senior secured credit facilities. These adjustments include unusual items such as severance, relocation costs and one-time compensation charges, non-cash charges such as non-cash compensation expense and the other adjustments shown below. Adjusted EBITDA is a material component of these covenants. For instance, non-compliance with the financial ratio maintenance covenants contained in the senior secured credit facilities could result in the requirement that PanAmSat immediately repay all amounts outstanding under such facilities and a prohibition on PanAmSat paying dividends to us, and non compliance with the debt incurrence ratios contained in our Senior Discount Notes and PanAmSat's 9% senior notes could prohibit us from being able to incur additional indebtedness or make restricted payments, including payments of dividends on our common stock, other than pursuant to specified exceptions. In addition, under the restricted payments covenants contained in the indentures, the ability of Holdco and PanAmSat, as applicable, to pay dividends is restricted by a formula based on the amount of Adjusted EBITDA. We believe the adjustments listed below are in accordance with the covenants discussed above.

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

	December 31,
	2003	2004	2005
	(In thousands)
Reconciliation of Net Cash Provided by Operating Activities to Net Income (Loss):
Net cash provided by operating activities	$472,504	$293,275	$411,826
Depreciation and amortization	(312,833)	(294,822)	(276,925)
Deferred income taxes	(14,722)	99,969	15,852
Amortization of debt issue costs and other deferred charges	(9,731)	(14,203)	(20,216)
Accretion on senior discount notes	—	(5,110)	(27,157)
Provision for uncollectible receivables	1,632	(31,226)	2,724
Loss on early extinguishment of debt	(10,663)	(25,751)	(24,161)
Loss on termination of sales-type leases	—	—	(2,307)
Facilities restructuring and severance costs	(4,227)	(6,093)	(4,294)
Reversal of sales-type lease liabilities	—	3,727	4,303
Gain on undesignated interest rate swap	—	—	6,611
Satellite impairment loss	—	(99,946)	—
Effect of Galaxy 10R XIPS anomaly	—	(9,090)	—
Gain on sale of teleport	—	11,113	—
Gain on satellite insurance claims	—	9,090	—
Gain on disposal of fixed assets	—	1,332	—
Other non-cash items	(2,756)	2,290	205
Changes in assets and liabilities, net of acquired assets and liabilities	(19,672)	(13,543)	(13,732)

Net income (loss)	$99,532	$(78,988)	$72,729

Reconciliation of Net Income (Loss) to EBITDA:
Net income (loss)	$99,532	$(78,988)	$72,729
Interest expense, net	143,632	191,987	289,189
Income tax expense (benefit)	35,010	(93,301)	(10,425)
Depreciation and amortization	312,833	294,822	276,925

EBITDA	$591,007	$314,520	$628,418

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$591,007	$314,520	$628,418
Adjustment of sales-type leases to operating leases(a)	22,858	25,771	26,487
Loss on termination of sales-type leases(b)	—	—	2,307
Satellite impairment(c)	—	99,946	—
Restructuring charges(d)	4,227	6,192	4,294
Reserves for long-term receivables and sales-type lease adjustments(e)	(632)	24,419	(4,303)
Reversal of allowance for customer credits(f)	8,100	7,200	—
Investments(g)	1,800	—	—
Transaction-related costs(h)	—	155,131	16,979
Gain on sale of teleport(i)	—	(11,113)	—
Gain on undesignated interest rate swap(j)	—	—	(6,611)
Other items(k)	5,687	2,877	4,608

Adjusted EBITDA	$633,047	$624,943	$672,179

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

(b)
For fiscal 2005, loss on termination of sales-type leases represents the non-cash loss of $2.3 million incurred upon the conversion of one of our customer's sales-type lease agreements to an operating lease agreement. See Note 7 to the audited consolidated financial statements appearing elsewhere in this annual report.

(c)
For fiscal 2004, satellite impairment represents the pre-tax impairment charge related to the anomalies experienced by our PAS-6 satellite during the first quarter of 2004, which resulted in this satellite being de-orbited on April 2, 2004. See Note 9 to the audited consolidated financial statements appearing elsewhere in this annual report.

(d)
For all periods presented, restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs. See Note 16 to the audited consolidated financial statements appearing elsewhere in this annual report.

(e)
For all periods presented, reserves for long-term receivables and sales-type lease adjustments represent the amount of customer-related long-term receivables that were evaluated as uncollectible and were partially or fully reserved for during the period. The fiscal 2003 amount represents the receipt of customer payments related to balances previously reserved for, as well as reductions in the reserves for sales-type leases due to our belief that certain customers had improved their credit outlook. These 2003 reserve reductions and collections were partially offset by amounts reserved for in 2003. For fiscal 2004, the adjustment represents the write-off of the long-term receivable balances due from a customer of $28.1 million, partially offset by the reversal of reserves established in relation to our sales-type leases during this period. The fiscal 2005 amount represents the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for the sales-type leases on our Galaxy 4R and Galaxy 10R satellites that are no longer insured. During 2005, the insurance policies covering our galaxy 4R and Galaxy 10R satellites expired and were not replaced and, as a result, these satellites and their related assets are no longer insured.

(f)
For fiscal 2003 and 2004, we recorded an allowance for customer credits related to receivables from a customer affiliated with The News Corporation, as collectibility was not reasonably assured. See Note 2 to the audited consolidated financial statements appearing elsewhere in this annual report. In connection with the Recapitalization, The DIRECTV Group guaranteed the obligations under these contracts. The adjustments represent the amount of revenues that would have been recognized had the allowance for customer credits not been recorded.

(g)
In fiscal 2003, we wrote down an investment that is accounted for using the cost method to reflect our assessment of its current market value.

(h)
For fiscal 2004, amount represents the costs incurred in relation to the Recapitalization. These costs consisted of $138.4 million related to our debt tender offers, $9.5 million resulting from the cashing out of restricted stock units and stock options, $5.0 million of transaction related bonuses paid to certain of our executives, and the remainder relating to the proxy solicitation and other costs. For fiscal 2005, amount represents (1) $10.0 million paid to the Sponsors on March 22, 2005, in relation to the termination of their respective management services agreement with us, (ii) costs associated with our initial public offering, (iii) costs associated with the Intelsat Merger, and (iv) non-capitalizable third party costs. The $10.0 million termination fee paid to the sponsors on March 22, 2005 is included in Sponsor management fees and the remainder of the costs of approximately $7.0 million are included in Selling, general and administrative expenses within our 2005 Statement of Operations.

(i)
For fiscal 2004, amount represents an $11.1 million gain recorded during the fourth quarter of 2004 in relation to the sale of our Spring Creek Teleport. See Note 16 to the audited consolidated financial statements appearing elsewhere in this annual report.

(j)
For fiscal 2005, gain on undesignated interest rate swap represents changes in the fair value of the interest rate swap obligation during 2005 when the swap did not qualify for hedge accounting under Generally Accepted Accounting Standards. See Note 11 to the audited consolidated financial statements appearing elsewhere in this annual report.

(k)
For fiscal 2003, other items consists of (i) $2.2 million of management retention bonuses, (ii) $1.8 million of non-cash stock compensation expense, (iii) $1.6 million of transaction costs related to acquisitions not consummated and (iv) $1.5 million of loss on disposal of assets, offset by $1.4 million of gain related to the termination of the Galaxy 8-iR construction contract. For fiscal 2004, other items consists of (i) $2.9 million of non-cash stock compensation expense (ii) $0.7 million of expenses for management advisory services from the Sponsors, (iii) $0.3 million of transaction costs related to acquisitions not consummated, (iv) $0.2 million of loss on disposal of assets and (v) $0.1 million loss from an investment accounted for by the equity method, partially offset by $1.3 million of non-cash reserve adjustments. For fiscal 2005, other items consist of (i) $0.6 million of expenses for management advisory services from the Sponsors and reimbursed expenses which were paid to the Sponsors, (ii) $0.8 million loss on disposal of fixed assets, (iii) $2.2 million of non-cash stock compensation expense, (iv) $1.1 million of acquisition costs, and (v) $0.1 million of non-cash reserve adjustments, partially offset by $0.2 million of gains from an investment accounted for by the equity method.

        Future principal debt repayments are expected to be paid out of cash flows from operations, borrowings under PanAmSat's revolving credit facility, future refinancing of our debt and any future insurance proceeds received.

Capital Expenditures

        We have invested approximately $4.2 billion in our existing satellite fleet and ground infrastructure through December 31, 2005. We believe that annual capital expenditure limitations in the senior secured credit facilities will not inhibit us from meeting ongoing capital expenditure needs. For the years ended December 31, 2003, 2004 and 2005, our satellite and non-satellite capital expenditures were as follows (in thousands):

	Year Ended December 31,
Description
	2003	2004	2005
	(In thousands)
Satellite Capital Expenditures	$76,991	$155,323	$190,423
Non-Satellite Capital Expenditures	26,214	21,807	17,422

Total	$103,205	$177,130	$207,845

        Of the satellite capital expenditures made during 2005, approximately $47.4 million was funded by one of our customers.

        Expected capital expenditures for 2006 relate to the following satellites:

Satellite	Expected Launch Date	Expected In Service Date
Galaxy 16	Second quarter of 2006	Third quarter of 2006
PAS-11	First quarter of 2007	Second quarter of 2007
Galaxy 18	Second quarter of 2007	Third quarter of 2007
Galaxy 17	First quarter of 2008	Second quarter of 2008

        Our ability to make scheduled payments of principal, or to pay the interest or special interest, if any, on, or to refinance our indebtedness, to make dividend payments on our common stock, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations, available cash and cash equivalents, together with borrowings available under PanAmSat's senior secured credit facilities, will be adequate to fund our operations and capital expenditures, meet our debt obligations under our credit facility and indentures and pay dividends on our common stock in a manner consistent with our dividend policy for at least the next 12 months.

        There can be no assurance, however, that our assumptions with respect to costs for future construction and launch of our satellites will be correct, or that funds available to us from the sources discussed above will be sufficient to enable us to pay dividends on our common stock at the levels anticipated or service our indebtedness, cost overruns, delays, capacity shortages or other unanticipated expenses. Based on the dividend policy with respect to our common stock which our board of directors adopted upon the initial public offering, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or unanticipated capital expenditures or to fund our operations. If we do not have sufficient cash for these purposes, our financial condition and our business may suffer. However, our board of directors may, in its discretion, amend or repeal this dividend policy to decrease the level of dividends provided for or discontinue entirely the payment of dividends.

Commitments and Contingencies

        The following schedule summarizes our contractual obligations and commercial commitments as of December 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	One Year or Less	2–3 Years	4–5 Years	After 5 Years
	(In thousands)
Total Debt:
10 3/8% Senior Discount Notes Due 2014	$416,000	$—	$—	$—	$416,000
Senior Secured Credit Facility	1,999,310	16,600	194,110	228,200	1,560,400
9% Senior Notes Due 2014	656,500	—	—	—	656,500
Other Notes(1)	276,190	—	150,000	—	126,190

Total	3,348,000	16,600	344,110	228,200	2,759,090
Interest Payments(2)	1,686,516	220,602	430,866	418,450	616,598
Satellite Construction and Launch Contracts(3)	263,309	109,741	116,071	3,600	33,897
Satellite Incentive Obligations	111,352	13,240	26,662	22,878	48,572
Horizons Contributions Obligation	80,033	—	12,813	24,425	42,795
Europe*Star Purchase Price Obligation	20,150	20,150	—	—	—
Operating Leases	27,342	5,361	9,441	8,645	3,895
Customer and Vendor Contracts(3)	149,606	39,476	70,126	18,123	21,881

Total Contractual Obligations	$5,686,308	$425,170	$1,010,089	$724,321	$3,526,728

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

(3)
Substantially all of the capital expenditures related to our PAS-11 satellite will be funded by one of our customers. Funds received from the customer through December 31, 2005 are included within customer and vendor commitments and will be repaid over a three year period beginning in the second half of 2006.

        Cash to be paid for income taxes is excluded from the table above.

        Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to 30 days prior to the satellite's launch. As of December 31, 2005, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Cash and Cash Equivalents

        At December 31, 2005, we had cash and cash equivalents of $126.3 million, compared to $39.0 million at December 31, 2004. On March 22, 2005, we consummated an initial public offering of 50 million shares of our common stock and used the net proceeds to make an equity contribution to PanAmSat of approximately $658.4 million and to pay a $200 million dividend to our then pre-existing stockholders. PanAmSat used this equity contribution to repay approximately $265.0 million of the borrowings under its Term Loan A Facility and on April 1, 2005, it redeemed $353.5 million, or 35%, of its 9% senior notes and paid a redemption premium of $31.8 million to holders of those notes. In connection with our initial public offering, we paid approximately $40.9 million of costs which were capitalized on our balance sheet.

        During the year ended December 31, 2005, we recorded the following other significant transactions impacting cash and cash equivalents:

  •
  generated $411.8 million of cash flows from operations;

  •
  made $207.8 million of capital expenditures of which $47.4 million was funded by one of our customers;

  •
  paid $57.7 million of outstanding debt on PanAmSat's Senior Secured Credit Facility from available cash on hand;

  •
  paid $42.5 million during 2005 in relation to the acquisition of the Europe*Star business;

  •
  made $255.1 million of interest payments relating to our debt and incentive obligations including the redemption premium of $31.8 million paid to holders of PanAmSat's senior notes in connection with our initial public offering. These interest payments are included within cash flows from operations; and

  •
  paid dividends of approximately $100.3 million to our stockholders after our initial public offering.

Changes in cash flows: 2005 compared to 2004

	Year Ended December 31,
			Dollar Change
	2004	2005
	(In thousands)
Net cash provided by operating activities	$293,275	$411,826	$118,551
Net cash provided by (used in) investing activities	574,282	(247,195)	(821,477)
Net cash used in financing activities	(1,005,594)	(78,352)	927,242
Effect of exchange rate changes on cash	932	1,046	114

        The increase in the net cash provided by operating activities was primarily due to the non-recurrence of $155.1 million of transaction-related costs expensed and paid during the year ended December 31, 2004, and other increases in cash flows from operations of approximately $61.4 million as compared with the same period in 2004. These increases were partially offset by an increase in Sponsor management fees paid of $9.7 million and an increase of $88.2 million in cash paid for interest during the year ended December 31, 2005.

        The increase in net cash used in investing activities was primarily due to a reduction in net sales of short-term investments of approximately $374.1 million, a reduction in the receipt of insurance proceeds of $362.2 million, higher capital expenditures of $30.7 million, additional cash paid for acquisitions of $42.0 million and a reduction in the proceeds from the sale of our teleport of $11.2 million as compared to the same period in 2004.

        The decrease in net cash used in financing activities was primarily due to the cash activity related to our initial public offering during the year ended December 31, 2005 as compared to the cash activity related to the Recapitalization and the Contribution during the year ended December 31, 2004. During 2005, cash from financing activities increased as a result of proceeds of our initial public offering of $900 million, the funding of capital expenditures by a customer of $47.4 million and new incentive obligations incurred of $4.7 million. These increases in cash were largely offset by the repayments of long-term debt of $676.0 million, dividends paid to our stockholders of $300.3 million, capitalized IPO costs of $40.9 million and repayments of satellite incentive obligations of $12.4 million during the year ended December 31, 2005. In 2004, as part of the Recapitalization, we issued long-term debt of $3.8 billion, repaid $1.05 billion of debt, repurchased treasury stock of $2.8 billion, paid dividends of $245.8 million and paid capitalized transaction and debt issuance costs of $157.3 million. Also in 2004, we repaid approximately $555.0 million of additional indebtedness, issued $416.0 million aggregate principal amount at maturity of our 10 3/8% Senior Discount Notes due 2014, recorded new satellite incentive obligations of $20.8 million and paid $12.6 million of incentive obligations.

Changes in cash flows: 2004 compared to 2003

	Year Ended December 31,
			Dollar Change
	2003	2004
	(In thousands)
Net cash provided by operating activities	$472,504	$293,275	$(179,229)
Net cash provided by investing activities	70,111	574,282	504,171
Net cash used in financing activities	(855,267)	(1,005,594)	(150,327)
Effect of exchange rate changes on cash	374	932	558

        The decrease in the net cash provided by operating activities was primarily due to the payment of $155.1 million of Transaction-related costs that were expensed within our consolidated statement of operations during the year ended December 31, 2004. Additionally, there was a $22.1 million decrease in cash provided by prepaid expenses and other assets resulting from increased progress payments recorded during the year ended December 31, 2004 in relation to the construction of a customer's L-band navigational payload on Galaxy 15, as well as an increase in cash used for prepaid insurance, including satellite insurance. These decreases in cash flows from operations were partially offset by a decrease in cash used within operating leases and other receivables of $20.7 million. The decrease in cash used within operating leases and other receivables was primarily attributable to improved collections of customer receivables during the year ended December 31, 2004, as compared to the same period in 2003.

        The increase in net cash provided by investing activities was primarily due to:

  •
  the receipt of $362.2 million of insurance proceeds during 2004, as compared with $102.6 million of insurance proceeds received during 2003; and

  •
  the increase in sales of short term investments of approximately $352.8 million, as compared with 2003. During the year ended December 31, 2004, we had net sales of short-term investments of $374.1 million, as compared with net sales of short-term investments of $21.3 million during the year ended December 31, 2003.

        These increases were partially offset by:

  •
  an increase in capital expenditures of $73.9 million; and

  •
  a decrease in proceeds received from satellite manufacturers of approximately $68.2 million.

        The increase in cash used within financing activities was primarily due to cash activity related to the Recapitalization and the Contribution during the year ended December 31, 2004. The cash activity related to the Recapitalization included the repayment of long-term debt, issuance of new debt, payment of costs related to the Recapitalization and the repurchase of treasury shares as described above. The cash activity related to the Contribution included the issuance of the 10 3/8% senior discount notes due 2014, the payment of dividends to our shareholders and the payment of deferred financing costs related to the issuance of the senior discount notes as described above. Additionally, we repaid $350.0 million of debt under the term loan B-1 facility of our old credit facility during 2004 and recorded approximately $20.8 million of new satellite incentive obligations during 2004. During 2003, we repaid approximately $850 million of long-term debt from cash on hand.

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

        As of December 31, 2005, long-term debt consisted of the following (in thousands):

6 3/8% Notes due 2008	$150,000
8 1/2% Notes due 2012	1,190
6 7/8% Notes due 2028	125,000
Recapitalization Related Financing:
Revolving Credit Facility	—
Term Loan A due 2009	355,910
Term Loan B-1 due 2011	1,643,400
9% Senior Notes due 2014	656,500
10 3/8% Senior Discount Notes due 2014	282,295

3,214,295
Less: current maturities	16,600

Total Long-Term Debt	$3,197,695

        At December 31, 2005, we had total debt outstanding of approximately $3.2 billion, including current maturities of $16.6 million related to our Term Loan B-1 facility due 2011.

        On October 19, 2004, pursuant to Rule 144A under the Securities Act of 1933, as amended, we issued $416.0 million aggregate principal amount at maturity of our 10 3/8% senior discount notes due 2014. All of the proceeds of that offering, less discounts, commissions and expenses, or approximately $245.8 million, were paid on October 19, 2004 as a dividend to our stockholders. On May 31, 2005, we exchanged all the outstanding notes for an equal amount of Senior Discount Notes which are registered under the Securities Act of 1933 and which have substantially similar terms. The Senior Discount Notes accrete at the rate of 10 3/8% per annum, compounded semi-annually to, but not including, November 1, 2009. From and after November 1, 2009, cash interest on the Senior Discount Notes will accrue at the rate of 10 3/8% per annum, and will be payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2010, until maturity. As of December 31, 2005, the accreted balance of approximately $282.3 million was outstanding in relation to these notes.

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

        PanAmSat's senior secured credit facilities are comprised of a $250.0 million revolving credit facility, which will terminate in August 2009, an $800.0 million Term Loan A Facility, which matures in August 2009 (of which $355.9 million was outstanding at December 31, 2005), and a $1,660.0 million Term Loan B-1 Facility, which matures in August 2011 (of which $1,643.4 million was outstanding at December 31, 2005). At December 31, 2005, the interest rate on the Term Loan A Facility was 6.13% (1 month LIBOR of 4.38% plus 1.75%). At December 31, 2005, the Term Loan B-1 facility was split into two tranches in order to provide for the principal payment of $4.2 million which was paid on February 21, 2006. The first tranche in the amount of $4.2 million, which is subject to the principal paydown, had an interest rate of 6.44% (2 month LIBOR of 4.44% plus 2.00%). The remaining tranche, in the amount of $1,639.3 million, had an interest rate of 6.49% (3 month LIBOR of 4.49% plus 2.00%). These rates are subject to change based upon our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of December 31, 2005 on an annual basis was 0.25%. As of December 31, 2005 we had outstanding letters of credit totaling $49.1 million and the revolving credit facility was undrawn. Outstanding letters of credit reduce our ability to borrow against the revolving credit facility by an equivalent amount. Any amounts borrowed under the revolving credit facility would bear interest at LIBOR plus 1.75% as of December 31, 2005, although this interest rate is subject to adjustment based on our total leverage ratio.

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

        As of December 31, 2005, PanAmSat had outstanding 10 and 30-year fixed rate notes totaling $275.0 million which were issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of December 31, 2005, are $150.0 million at 6 3/8% due 2008 and $125.0 million at 6 7/8% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

        As of December 31, 2005, PanAmSat also had outstanding $1.2 million of its 8 1/2% senior notes due 2012. These notes are unsecured, and are unconditionally guaranteed by each of PanAmSat's domestic restricted subsidiaries existing prior to the Recapitalization.

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

Start Date	End Date	Total Notional Amount	PanAmSat Corporation pays banks	Banks pay PanAmSat Corporation
3/14/2005	6/14/2005	$1,250,000,000	3.000%	3.000%
6/14/2005	9/14/2005	$1,250,000,000	3.548%	3.400%
9/14/2005	12/14/2005	$1,250,000,000	3.922%	3.857%
12/14/2005	3/14/2006	$1,250,000,000	4.178%	4.489%
3/14/2006	6/14/2006	$1,250,000,000	4.316%	3 Month LIBOR
6/14/2006	9/14/2006	$1,250,000,000	4.422%	3 Month LIBOR
9/14/2006	12/14/2006	$1,250,000,000	4.523%	3 Month LIBOR
12/14/2006	3/14/2007	$1,250,000,000	4.610%	3 Month LIBOR
3/14/2007	6/14/2007	$1,250,000,000	4.646%	3 Month LIBOR
6/14/2007	9/14/2007	$1,250,000,000	4.681%	3 Month LIBOR
9/14/2007	12/14/2007	$1,250,000,000	4.714%	3 Month LIBOR
12/14/2007	3/14/2008	$1,250,000,000	4.763%	3 Month LIBOR
3/14/2008	6/14/2008	$625,000,000	4.802%	3 Month LIBOR
6/14/2008	9/14/2008	$625,000,000	4.839%	3 Month LIBOR
9/14/2008	12/14/2008	$625,000,000	4.876%	3 Month LIBOR
12/14/2008	3/14/2009	$625,000,000	4.912%	3 Month LIBOR
3/14/2009	6/14/2009	$625,000,000	4.943%	3 Month LIBOR
6/14/2009	9/14/2009	$625,000,000	4.970%	3 Month LIBOR
9/14/2009	12/14/2009	$625,000,000	4.997%	3 Month LIBOR
12/14/2009	3/14/2010	$625,000,000	5.023%	3 Month LIBOR

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

        The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. From the inception of the interest rate swap agreement through May 24, 2005, the interest rate swap was undesignated and the decrease in the fair value of the interest rate swap of approximately $18.6 million was recorded within loss on undesignated interest rate swap in our consolidated statement of operations for the quarter ended June 30, 2005, in accordance with the provisions of SFAS 133. Between May 25, 2005 and June 30, 2005, the interest rate swap was designated as a cash flow hedge and deemed effective, and therefore qualified for hedge accounting treatment under SFAS 133. In accordance with SFAS 133, changes in the hedged asset or liability representing the effectiveness of the hedge were recorded within comprehensive income (loss) in our consolidated balance sheet. The ineffective portion of the hedge (approximately $630 thousand) was recorded as an adjustment to interest expense in the consolidated statement of operations for the quarter ended June 30, 2005.

        Pursuant to SFAS 133 we are required to perform a quarterly analysis of the effectiveness of the hedge. Under SFAS 133 in order to maintain the effectiveness of the hedge, an effectiveness rate of between 80% and 125% must be maintained. This effectiveness rate is calculated by dividing the cumulative change in the hedge liability by the cumulative change in the cash flows of the debt being hedged. As of September 30, 2005, we completed our effectiveness assessment in relation to this swap agreement. As a result of this test, it was determined that the interest rate swap agreement was no longer an effective hedge, and therefore, did not qualify for hedge accounting treatment under SFAS 133. As a result, the interest rate swap was undesignated through December 31, 2005 and therefore the increase in the fair value of the interest rate swap from July 1, 2005 through December 31, 2005 of approximately $25.2 million was recorded as a gain on undesignated interest rate swap in our consolidated statement of operations for year ended December 31, 2005. The net gain on undesignated interest rate swap for year ended December 31, 2005 was $6.6 million. As of December 31, 2005 the asset related to this interest rate swap of $3.9 million was included in deferred charges and other assets—net within our consolidated balance sheet.

        On the interest rate reset date of December 14, 2005, the interest rate which the counterparties will utilize on March 14, 2006 to compute interest due to PanAmSat was determined to be 4.489%. This will result in the counterparties paying PanAmSat approximately $971 thousand on March 14, 2006 (the difference between the rate PanAmSat must pay of 4.178% and the rate it will receive from the counterparties of 4.489%).

Facilities restructuring and severance costs

        Our facilities restructuring and severance costs accrual includes our teleport consolidation plan, facilities restructuring plans and our 2001, 2003 and 2004 severance plans. Facilities restructuring and severance costs were $4.2 million, $6.2 million and $4.3 million for the years ended December 31, 2003, 2004 and 2005, respectively.

        Teleport consolidation plan.    In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan included the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead, Florida teleport was closed in 2003 and our Spring Creek, New York teleport was closed in June 2004. Our Spring Creek teleport was sold on October 28, 2004 for approximately $14.4 million, net of associated selling costs. As a result of the completion of this sale, we recorded a pre-tax gain of approximately $11.1 million in 2004. On June 3, 2005, we completed the sale of our Homestead teleport for approximately $3.2 million which approximated its net book value, net of associated selling costs. As of December 31, 2004, the assets of the Homestead teleport were reflected as "Assets Held for Sale" on our consolidated balance sheet. During the years ended December 31, 2004 and 2005 we recorded charges of $1.8 million and $2.5 million, respectively, related to this teleport consolidation plan, representing severance costs in 2004 and certain costs incurred in relation to equipment transferred to other locations or disposed of in 2005.

        Facilities restructuring plans.    On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. In an effort to further streamline our operations, in the first quarter of 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. As a result, we recorded a non-cash charge of $1.4 million during the first quarter of 2004 reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach. Additionally, in the third quarter of 2004 we recorded a non-cash charge of approximately $2.3 million due to a reduction in future anticipated sublease income related to one of our idle facilities. We recorded a non-cash charge of approximately $0.5 million in the year ended December 31, 2005 in relation to increased future lease costs related to one of our idle facilities.

        Severance plans.    As part of our continuing effort to improve operational efficiencies, in October 2003 and October 2004, our management approved plans to reduce our workforce by approximately 45 employees and 25 employees, respectively. During the years ended December 31, 2004 and 2005, we recorded charges of $0.6 million and $1.1 million, respectively, in relation to these plans. These severance costs were primarily related to employee compensation, benefits and outplacement services.

        As of December 31, 2005, we had $5.7 million of accruals remaining from the facilities restructuring and severance charges primarily relating to long-term lease obligations. See Note 16 "Facilities Restructuring and Severance Costs" to our audited consolidated financial statements appearing elsewhere in this annual report.

Insurance settlements

        Since September 1999, we have received over $1.1 billion of proceeds from insurance claims related to our satellites. Insurance claims received over the past five years have included the following:

  •
  During the fourth quarter of 2004, we received all of the insurance proceeds, or approximately $75 million, under the insurance policy for our Galaxy 10R spacecraft (See "—Recent Insurance Settlements" above).

  •
  During the fourth quarter of 2003 and first quarter of 2004, we received an aggregate of $129.6 million of insurance proceeds under the insurance policy for our Galaxy 4R satellite (See "—Recent Insurance Settlements" above).

  •
  In the first quarter of 2004, we received $260.0 million of insurance proceeds under the insurance policies for our Galaxy 11 and PAS-1R satellites (See "—Recent Insurance Settlements" above).

  •
  In October 2001, we filed a proof of loss under the insurance policy on PAS-7 related to circuit failures which resulted in a reduction of 28.9% of the satellite's total power available for communications. In the first quarter of 2002, our insurers confirmed to us their agreement to settle the PAS-7 insurance claim for a payment to us of $215.0 million, which was subsequently received in 2002.

  •
  In January 2001, we received a payment of approximately $132.4 million relating to an insurance claim we filed with respect to our Galaxy 7 satellite.

  •
  In September 1999, in connection with anomalies on Galaxy 8-i, PAS-5 and PAS-8, we agreed with our insurance carriers to settle all of our claims for net cash of approximately $304.0 million, of which approximately $271.0 million was collected as of December 31, 1999, and the remainder was collected during 2000.

Satellite construction and launch commitments

        As of December 31, 2005, we had approximately $122.4 million of expenditures remaining under existing satellite construction contracts and $141.0 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of December 31, 2005, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

        In April 2004, we committed to construct a new satellite, Galaxy 16, and in February 2005, we entered into an agreement for the construction of Galaxy 18. These satellites, together with our Galaxy 17 satellite already under construction, will serve as replacements for Galaxy 4R, Galaxy 10R and Galaxy 11. On December 5, 2005, PanAmSat Corporation signed a definitive agreement for the launch of our Galaxy 17 satellite. The construction program contemplates the availability of one of these satellites as an on-ground backup against launch failure or substantial delay of either of the other two satellites. Construction of Galaxy 18 began in 2005 and we plan to launch this satellite in the second quarter of 2007.

        As a result of the termination of the Galaxy 8-iR satellite construction contract, we received $69.5 million from the satellite manufacturer in December 2003, which represents amounts previously paid to the manufacturer (of approximately $58.8 million), liquidated damages and interest owed to us under the construction agreement. In addition, we agreed with the Galaxy 8-iR launch vehicle provider to defer our use of the launch to a future satellite.

        On November 22, 2005, the manufacturer of Galaxy 16 and Galaxy 18 emerged from Chapter 11 bankruptcy. Both the Galaxy 16 and Galaxy 18 construction contracts had been executed during the bankruptcy and approved by the bankruptcy court. As a result of the manufacturer's emergence from Chapter 11 bankruptcy, and pursuant to the Galaxy 18 construction contract, on December 2, 2005 we paid to the manufacturer all amounts owed since the beginning of Galaxy 18's construction in April 2005. Our agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. We also have a security interest in the satellites under construction by this manufacturer. In June 2005, we entered into launch agreements for these two satellites. The $65.8 million previously paid to the launch provider for the launch of Galaxy 8-iR will be applied to the launch of our Galaxy 16 satellite.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS-6B Ku-band satellite and the C-band portion of our PAS-3R satellite. In July 2005, we signed an agreement for the launch of this satellite in the first quarter of 2007. Additionally, we have an agreement with one of our major customers for the funding of a portion of the capital expenditures necessary to construct and launch PAS-11 in this timeframe. Such funding represents an obligation for us when it is received from the customer. During the year ended December 31, 2005, we received approximately $47.4 million of funding from this customer. This obligation is scheduled to be repaid to the customer over a three year period beginning in the second half of 2006. Within our consolidated balance sheet as of December 31, 2005, $9.5 million of this obligation was recorded within short-term accounts payable and accrued liabilities, while the remainder of $37.9 million was recorded within long-term deferred credits and other.

        On December 5, 2005, we entered into agreements with the same customer and with the manufacturer of our PAS-11 satellite, which, among other things, allows the customer to procure directly from the manufacturer long-lead items that could be used for the construction of a replacement satellite for PAS-11 on an expedited basis, if needed. Pursuant to the agreement with the customer, we would be required to construct and launch a replacement for PAS-11 in the event of a launch failure or other significant health related issue impacting PAS-11's Ku-band transponders within two years after completion of its in-orbit testing. This customer has leased all of the Ku-band capacity on PAS-11 and would be required to lease all of the Ku-band capacity on a replacement satellite for PAS-11, if such replacement satellite is required.

        On December 5, 2005, PanAmSat signed a definitive agreement for the launch of its Galaxy 17 satellite, which is currently under construction.

Horizons contributions obligation

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

Satellite incentive obligations

        Satellite construction contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction if the satellite fails to meet specific technical operating standards. As of December 31, 2005 we had $111.4 million of liabilities recorded in relation to these satellite incentive obligations. Certain of our satellite construction contracts also provide that certain amounts paid by us during the construction phase are subject to refund (with interest) if the satellite fails to meet these technical operating standards.

Operating Leases

        We have commitments for operating leases primarily relating to our executive office facilities in Wilton, Connecticut and other locations. These leases contain escalation provisions for increases in real estate taxes and operating expenses. As of December 31, 2005, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income aggregated $27.3 million.

Customer and vendor obligations

        We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us and we have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2005, we have commitments under these customer and vendor contracts which aggregated approximately $149.6 million related to the provision of equipment, services and other support.

Change-in-Control Obligations

        Certain of our senior executives are party to change-in-control severance agreements which provide for payment of severance and other benefits in the event of an involuntary termination of the executive's employment (as defined in such agreements) within three years after a change in control. The requisite changes of control required under these agreements have occurred and these agreements will apply if an involuntary termination of an executive occurs during the periods specified by the agreements. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be up to approximately $13.0 million (net of tax benefits of approximately $7.5 million).

        In connection with our pending Intelsat Merger, our board of directors approved the adoption of a 2005 Severance Pay Plan on terms similar to our existing 2003 Severance Pay Plan and authorized a retention pool of up to $10 million for employees. As of March 2006, retention bonuses totaling approximately $9.6 million have been designated for 197 employees. The 2005 Severance Pay Plan, adopted in connection with the pending Intelsat Merger, allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within 18 months following, a change in control (as defined in such plan). We are currently unable to estimate the amount of future severance to be paid pursuant to the 2005 Severance Pay Plan which would result from a change in control upon the closing of the Intelsat Merger.

        As more fully described in Note 15 "Retirement and Incentive Plans—2004 Stock Option Plan" to our condensed consolidated financial statements, PanAmSat and Holdco granted stock options to certain employees subsequent to the Recapitalization. The options granted by PanAmSat were assumed by us in October 2004. In addition, certain employees also acquired common stock of Holdco. The vesting of these stock options accelerates in the event of certain changes in control of Holdco. Pursuant to contractual obligations, we could be obligated to make payments for vested options and to repurchase shares held by certain employees in the event of the death or qualifying disability of any such employee. In all other circumstances, we have the right, but not the obligation, to call the common stock held by employees and, therefore, no contingent obligation would exist for us.

        Upon the consummation of our pending Intelsat Merger, based upon the $25 per share Intelsat Merger consideration, assuming the acceleration of all outstanding options and other equity based arrangements and their conversion into a right to receive cash, each as required by the Intelsat Merger Agreement, and assuming that the holders of such equity based arrangements receive the amounts described in the Intelsat Merger Agreement, we will be required to recognize an expense of between $100 million and $110 million.

        We estimate maximum tax costs related to these obligations, including reimbursement of employee excise taxes and lost income tax deductions, to be approximately $40 million.

        Consummation of the Intelsat Merger remains subject to various conditions, including satisfaction of the HSR waiting period, receipt of Federal Communications Commission approvals, receipt of financing and other conditions. If the conditions to the Intelsat Merger are satisfied or waived (to the extent permitted by applicable law), we expect to consummate the Intelsat Merger in the second or third quarter of 2006. There can be no assurance that the receipt of all required regulatory approvals and satisfaction of the required conditions will be obtained on a timely basis, or at all. As a result, no liability has been recorded regarding the change-in-control provisions of the Intelsat Merger Agreement indicated above.

Other

        Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on our PAS-2, PAS-3, PAS-4 and PAS-5 satellites to secure incentive payments owed by us pursuant to satellite construction contracts.

Off-Balance Sheet Disclosures

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2003 is approximately $56.3 million. We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide letters of credit totaling approximately $49.2 million. As of December 31, 2005, we had paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group, which controlled us prior to the Recapitalization agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million. See Note 2 "Significant Accounting Policies—Income Taxes" to our audited consolidated financial statements appearing elsewhere in this annual report.

        We currently have outstanding letters of credit totaling $49.1 million which primarily relates to the India tax issue noted above.

        In July 2005, PanAmSat entered into a series of contracts, one of which obligates PanAmSat to guarantee the performance of one of its customers serving as the general contractor for an unrelated third party under a Contractor's Bond in the amount of approximately $8.8 million. PanAmSat believes that if the customer defaults on its obligations to the unrelated third party, PanAmSat will take the place of the customer as the General Contractor on the overall project. Accordingly, PanAmSat has recorded a non-contingent liability and a deferred charge of approximately $0.8 million to reflect the fair value of its obligation to stand ready to perform under the terms of the guarantee in accordance with the provisions of FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other" ("FIN 45").

PanAmSat has also determined that it has no contingent liability under these contracts as prescribed in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" because the likelihood that the Company will be required to perform under the agreements is remote.

        At the completion of the project, which is expected to occur within the next year, PanAmSat will be relieved from its non-contingent obligations under the indemnity agreement. Accordingly and based on the provisions of FIN 45, the balance of the non-contingent liability is being amortized ratably against selling, general and administrative expenses over the overall term of the project based on the percentage the overall project has been completed in each period. The deferred charge is being amortized against revenues over the term of the related customer contracts based upon the percentage of total customer revenues recognized in each period. As of December 31, 2005, the balances of the liability and the related deferred charge were both approximately $0.6 million.

        There are no other transactions that would require off-balance sheet disclosure other than as described above.

Critical Accounting Policies

        We prepare our consolidated financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management bases their estimates and judgments on historical experience and on various other factors. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The following represent what we believe are the critical accounting areas that require the most significant management estimates and judgments.

Receivables (including net investment in sales-type leases)

        A significant amount of judgment is required by management in estimating the amount of reserves required for receivables that are potentially uncollectible. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. If collectibility of the receivable is not reasonably assured at the time services are performed, we do not initially record the revenues, but rather record an allowance for customer credits to offset the receivable. If there is a change in the customer's financial status or the receivable is collected, revenues are recorded at that time.

        While such credit losses described above have historically been within our expectations and the provisions established, we cannot guarantee that we will experience the same credit loss rates that we have estimated or historically experienced. As such, additional charges could be incurred in the future to reflect differences between estimated and actual collections.

        Since our long-term receivables and net investment in sales-type leases relate to significant long-term contracts which are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our long-term receivables or net investment in sales-type leases and our future operating results. Additionally, if a satellite's useful life is shortened, and a sales-type lease is recorded on that satellite, we would write off the portion of the sales-type lease receivable which is uncollectible as a result.

        As of December 31, 2004 and 2005, we had aggregate gross receivables of $293.2 million and $225.9 million, respectively, related to operating leases, sales-type leases and other long-term receivables. With respect to these amounts, we maintained aggregate allowances of approximately $22.0 million and $12.4 million as of December 31, 2004 and 2005, respectively, including allowances for doubtful accounts and customer credits. See "Deferred Charges and Other Assets—Net" and "Accounts Receivable" within Note 2, "Significant Accounting Policies", and Note 7 "Operating Leases and Net Investment in Sales-Type Leases" to our audited consolidated financial statements appearing elsewhere in this annual report. Our accounts receivables and related reserves as of December 31, 2004 and 2005 were as follows:

	December 31, 2004	December 31, 2005	Change
	(In thousands)
Gross Receivables:
Current Receivables	$82,366	$72,778	$(9,588)
Long-term Receivables	102,634	70,025	(32,609)
Net Investment in Sales-Type Leases	108,195	83,050	(25,145)

Total Gross Receivables	293,195	225,853	(67,342)

Reserves:
Allowance for Bad Debt	(4,120)	(3,776)	344
Allowance for Customer Credits	(8,866)	(2,584)	6,282

Total Current Reserves	(12,986)	(6,360)	6,626

Long-term Reserve	(626)	(193)	433
Reserve for Sales-Type Leases	(8,430)	(5,878)	2,552

Total Long-term Reserves	(9,056)	(6,071)	2,985

Total Reserves	(22,042)	(12,431)	9,611

Total Net Receivables	$271,153	$213,422	$(57,731)

Evaluation of satellites and other long-lived assets for impairment and satellite insurance coverage

        We periodically evaluate potential impairment loss relating to our satellites and other long-lived assets, when a change in circumstances occurs, by assessing whether the carrying amount of these assets can be recovered over their remaining lives through undiscounted future expected cash flows generated by those assets (excluding interest charges). If the expected undiscounted future cash flows are determined to be less than the carrying value of the long-lived asset or group of assets, an impairment charge would be recorded to write down the asset to its estimated fair value. We assess the recoverability of certain of our deferred charges and other assets by comparing the remaining net book value of the deferred charges and other assets at each period end with the expected future undiscounted cash flows to be generated pursuant to the customer contract that gave rise to the deferred charges. The recoverability analysis is performed for each individual deferred charge and the undiscounted cash flows are the cash flows associated with the specific customer contract that gave rise to the deferred charges. The undiscounted cash flows, as determined within the specific contractual arrangement with that customer, would be utilized to assess the recoverability of the deferred charge.

        We also assess the recoverability of our long-lived assets pursuant to paragraph 10 of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). The costs of specific satellites are grouped together with other associated assets when assessing recoverability. Periodically and when a change in circumstances occurs, this group of assets is compared with the expected future undiscounted cash flows to be generated by us from the related satellite. Any excess of the net book value for this group of assets over the expected future undiscounted cash flows of the related satellite would result in an impairment charge that would be recorded within our statement of operations in the period the determination is made. The impairment charge would be measured as the excess of the carrying value of the asset or group of assets over the present value of estimated expected future cash flows related to the asset or asset group using a discount rate commensurate with the risks involved. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. Estimated future cash flows could be impacted by, among other things:

  •
  changes in estimates of the useful life of the satellite;

  •
  changes in estimates of our ability to operate the satellite at expected levels;

  •
  changes in the manner in which the satellite is to be used; and

  •
  the loss of one or several significant customer contracts on the satellite.

        If an impairment loss was indicated, such amount would be recognized in the period of occurrence, net of any insurance proceeds to be received so long as such amounts are determinable and receipt is probable. If no impairment loss was indicated in accordance with SFAS 144, and we received insurance proceeds, the proceeds would offset the carrying value of the satellite. In the event that the insurance proceeds received exceeded the carrying value of the satellite, the excess of the proceeds over the carrying value of the satellite would be recognized in the statement of operations.

        Certain losses of a satellite may not be covered by launch or in-orbit insurance policies. Some of our satellites are covered by insurance policies that are subject to significant health-related exclusions and deductibles related to specific components identified by the insurers as the most likely to fail and some of our satellites are uninsured. For tables showing satellite insurance coverage and identified significant operational concerns, see "—Satellite Insurance—Insured satellites" and "—Satellite Insurance—Uninsured satellites" above.

        On March 17, 2004, our PAS-6 satellite suffered an anomaly resulting in a loss of power. On April 1, 2004, this satellite experienced another and more significant loss of power. Following that event, we commenced de-orbiting the satellite. As a result of the March 17 event, we recorded a non-cash impairment charge of $99.9 million within income from operations in the first quarter of 2004. This resulted in an approximate $63.3 million non-cash charge to net income after taxes.

        See "Item 1A. Risk Factors—Risks Relating to Our Business—Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance" and Note 2 "Significant Accounting Policies—Evaluation of Long-Lived Assets" to our audited consolidated financial statements appearing elsewhere in this annual report.

Valuation of goodwill

        We evaluate the carrying value of goodwill on an annual basis in the fourth quarter of each year and when events and circumstances warrant such a review in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), which is described in Note 2 to our audited consolidated financial statements appearing elsewhere in this annual report. SFAS 142 requires the use of fair value in determining the amount of impairment, if any, for recorded goodwill. We have determined that, for such impairment testing, we have only two reporting units, our FSS operating segment and our G2 operating segment. In conjunction with our annual goodwill impairment assessment in the fourth quarter of 2005, we utilized a combined discounted cash flow and market approach in our assessment of the fair value of our FSS and G2 operating segments.

        Our goodwill impairment assessments in 2003, 2004 and 2005 resulted in a fair value for the reporting units which exceeded the carrying value of their net assets and, as such, no impairment charge was required. The amount of any loss resulting from future impairment tests could be material to our results of operations.

        Significant estimates and other variables utilized in our 2005 goodwill impairment assessments include:

        Discounted cash flow approach:

  •
  discount rate;

  •
  our 5-year plan, including expected future revenues, operating expenses, capital expenditures and future cash flows; and

  •
  assumed long-term margins and revenue growth rates of our reporting units.

        Market approach:

  •
  implied multiples based upon market transactions; and

  •
  the price paid for PanAmSat in the Recapitalization.

        Changes in these estimates could result in changes to our estimated cash flows and market assessment utilized to determine our assessment of the fair value of the reporting unit. This could result in a write-down of goodwill in a future period, which would be recorded as a pre-tax charge to operating income. The amount of any loss resulting from future impairment tests could be material to our results of operations.

Depreciable satellite lives

        The estimated useful lives of our satellites are based upon the lower of the satellite's design life or the estimated life of the satellite as determined by an engineering analysis performed during initial in-orbit testing. As the telecommunications industry is subject to rapid technological change and our satellites have been subject to certain anomalies, we may be required to revise the estimated useful lives of our satellites and communications equipment or to adjust their carrying amounts. Accordingly, the estimated useful lives of our satellites are periodically reviewed using current engineering data. If a significant change in the estimated useful lives of our satellites is identified, we account for the effects of such changes on depreciation expense on a prospective basis. Reductions in the estimated useful lives of our satellites would result in additional depreciation expense in future periods and may necessitate acceleration of planned capital expenditures in order to replace or supplement the satellite earlier than planned. If the reduction in the estimated useful life of a satellite results in undiscounted future cash flows for the satellite, which are less than the carrying value of the satellite, an impairment charge would be recorded. As a result the lives of our Galaxy 4R and PAS-6B satellites were reduced during 2003 and the lives of our Galaxy 11, PAS-1R and PAS-9 satellites were reduced in December 2004, resulting in accelerated depreciation for these satellites. See "—Satellite Technology—BSS 601 HP XIPS" and "Satellite Technology—BSS 702 solar arrays" above.

Deferred taxes

        We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance in order to reduce our deferred tax assets based on an evaluation of the amount of deferred tax assets that management believes are more likely than not to be ultimately realized in the foreseeable future. Management establishes this valuation allowance based upon historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we continue to operate at a loss for tax purposes or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results. Management does not believe a valuation allowance is necessary as of December 31, 2005. During 2004 subsequent to the Recapitalization, we incurred net operating losses for tax purposes. Management expects these losses are fully recoverable based on the taxable income within the next several years. These net operating losses were primarily the result of transaction costs incurred in connection with the Recapitalization, accelerated depreciation on our satellites currently in-orbit, the Extraterritorial Income Exclusion related to certain of our satellites and interest expense deductions.

        Beginning on May 1, 1998 through December 22, 2003, we joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. On December 22, 2003, The DIRECTV Group split-off from GM and as a result The DIRECTV Group no longer files a U.S. federal income tax return with GM. We continued to file a consolidated U.S. federal income tax return with The DIRECTV Group for the taxable periods ended on or before the closing date of the Recapitalization, which will file a U.S. federal income tax return as a separate consolidated group. Subsequent to the Recapitalization, we filed our consolidated U.S. federal income tax return on a stand-alone basis.

        We previously operated under federal and state income tax sharing agreements with The DIRECTV Group. In accordance with such agreements, we provided for current and deferred income taxes as if we were the common parent of an affiliated group that is not included in the consolidated federal income tax return that includes The DIRECTV Group. Upon consummation of the Recapitalization, a new tax separation agreement described under "The Transactions" took effect and superseded the existing tax sharing agreements.

        PanAmSat was deconsolidated from The DIRECTV Group consolidated tax group upon consummation of the Recapitalization. As a result of the deconsolidation, during the third quarter of 2004, our net operating losses and foreign tax credits (net of valuation allowances) were decreased and the tax basis in our satellites was increased. Also, our tax basis in our satellites was increased through a taxable transfer of our satellites to newly formed operating companies prior to the Recapitalization. The total net decrease in our deferred tax liabilities resulting from the Recapitalization was approximately $315.7 million.

        Our income tax provision prior to and including 2005 estimates tax expense for the possible reduction upon Internal Revenue Service audit of the tax benefits we derived from a deduction for the Extraterritorial Income Exclusion and its predecessor regime (the Foreign Sales Corporation) as well as for the potential tax expense that may arise from an adverse outcome from our foreign tax withholding issues. For all years prior to and including 2005, we have assessed our minimum and maximum exposure for federal tax issues, including Foreign Sales Corporation and Extraterritorial Income Exclusion issues, as well as foreign tax withholding issues, and have provided taxes in the amount of our estimated exposure. The Extraterritorial Income Exclusion will be reduced in subsequent years because of changes to the Federal Tax Law. We have certain contracts which are grandfathered under the tax law.

        Various foreign governments have asserted that we are subject to income withholding taxes on the revenues derived from broadcasters who are outside their territory, broadcast into their territory and remit payments directly to us in the United States. We have vigorously contested these assertions under local and U.S. tax law. We provided additional taxes in 2004 and 2005 that affected our effective tax rate. We consider our reserves adequate for any exposure we may have for potential income withholding taxes on these broadcaster revenues. If we are unsuccessful in our defense of any such claims, we could be exposed to a substantial cash payment liability.

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2003 is approximately $56.3 million. We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide letters of credit totaling approximately $49.2 million. As of December 31, 2005, we had paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group, which controlled us prior to the Recapitalization, agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million. See "Certain Relationships and Related Party Transactions" for a description of tax indemnifications to be received from The DIRECTV Group. These tax indemnifications cover a portion of these contingent obligations.

        In 2005, the Internal Revenue Service completed an examination of the GM consolidated tax group for the years 1998-2000, of which we were a member, and commenced an examination of the GM consolidated tax group for the years 2001-2003. As a result, our federal income tax returns for those years are currently under examination. Management believes that adequate provision has been made for any adjustment which might be assessed as a result of these examinations. Any amounts that would be payable under the examination are fully indemnified under the tax separation agreement with the DIRECTV Group.

Market Risks

        We manage our exposure to market risks through internally established policies and procedures and, when we deem appropriate, through the use of derivative financial instruments, including interest rate swaps. See "—Liquidity and Capital Resources—Long-term debt" above. The objective of our policies is to mitigate potential statement of operations, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest rates. We evaluate our exposure to market risks by assessing the anticipated near-term and long-term fluctuations in interest rates on a periodic basis. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future interest rates. We utilize this information to determine our own investment strategies as well as to determine if the use of derivative financial instruments is appropriate to mitigate any potential future interest rate exposure that we may face. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

        We determine the impact of changes in interest rates on the fair value of our financial instruments based on a hypothetical 10% adverse change in interest rates from the rates in effect as of the end of the period for these financial instruments. We use separate methodologies to determine the impact of these hypothetical changes on our sales-type leases and fixed rate public debt as follows:

  •
  For our fixed rate public debt, the current market price, coupon and maturity are used to determine the yield for each public debt instrument as of the end of the period. The yield is then adjusted by a factor of 10% and this revised yield is then compared to the original yield to determine the potential negative fair value change as a result of the hypothetical change in interest rates.

  •
  For our sales-type leases, a discount rate based on a 10-year U.S. Treasury bond is applied to future cash flows from sales-type leases to arrive at a base rate present value for sales-type leases. This discount rate is then adjusted for a negative 10% change and then applied to the same cash flows from sales-type leases to arrive at a present value based on the negative change. The base rate present value and the present value based on the negative change are then compared in order to arrive at the potential negative fair value change as a result of the hypothetical change in interest rates.

  •
  For our variable rate debt, the effect on the period's cash flows and net income is calculated as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates. The current LIBOR rate plus applicable margin as of the end of the period is applied to the applicable principal outstanding at the end of the period to determine interest expense for the period. This calculation is then performed after increasing the LIBOR rate plus applicable margin by a factor of 10%. The difference between the two interest expense figures calculated represents the reduction in the period's cash flows as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates. This amount is then tax effected based on our effective tax rate to yield the reduction in net income as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates.

        The only potential limitations of the respective models are in the assumptions utilized in the models such as the hypothetical adverse fluctuation rate and the discount rate. We believe that these models and the assumptions utilized are reasonable and sufficient to yield proper market risk disclosure.

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

        We have effectively mitigated our cash interest exposure in relation to $1.25 billion of our Term Loan B-1 facility as a result of entering into the interest rate swap agreements described above. The remaining balance of our senior secured credit facilities of approximately $749 million, which is subject to variable interest rates, will be subject to changes in interest rates based upon economic conditions. Other than entering into the new $1.25 billion interest rate swap agreement, our strategies and procedures to manage exposure to interest rates have not changed in comparison to prior periods.

        We are subject to fluctuating interest rates on our floating rate debt and any changes in interest rates would impact cash flows and results of operations. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on our floating rate debt outstanding at December 31, 2005 would be a reduction in cash flows of approximately $4.8 million and a decrease in net income of approximately $3.1 million.

        As of December 31, 2005, long-term debt consisted of fixed-rate borrowings of approximately $1.21 billion and floating rate debt of approximately $2.0 billion. In addition, we had a fixed interest rate swap agreement on a notional amount of $1.25 billion, as described above. Fluctuations in interest rates may affect the fair values of fixed-rate borrowings and fixed-rate net investments in sales-type lease receivables. Any changes in interest rates would also impact results of operations and cash flows as described above. At December 31, 2005, outstanding fixed-rate borrowings bore interest at rates ranging from 6 3/8% to 10 3/8% and sales-type lease receivables bore interest at rates between 8% and 12%. The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to our outstanding fixed-rate debt, including our interest rate swap, and our fixed-rate net investment in sales-type lease receivable balances would be approximately $62.3 million and $1.9 million, respectively, as of December 31, 2005.

Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization

Transactions with The DIRECTV Group and its Affiliates

        Until the consummation of the Recapitalization on August 20, 2004, The DIRECTV Group and its affiliates were related parties of ours.

        In relation to the tax separation agreement we entered into with The DIRECTV Group as part of the Recapitalization, we have recorded a $41.0 million receivable related to foreign withholding tax claims made against us by the Indian government, the related payments made to date by us on those claims, and for certain other foreign and domestic tax claims against us and tax payments made by us.

        We provide satellite capacity, TT&C, and other related services and facilities to several subsidiaries of The DIRECTV Group and purchase certain services and equipment from a subsidiary of The DIRECTV Group. Additionally, for the period prior to the consummation of the Recapitalization, we reimbursed The DIRECTV Group for the allocated costs of certain jointly incurred expense items, principally relating to administrative and other expenses. Revenues derived from The DIRECTV Group and its affiliates were $127.4 million for year ended December 31, 2004 or 15.4% of our total revenues for that period.

        In addition, The DIRECTV Group leases office space to us in Long Beach, California and land for our teleport in Castle Rock, Colorado, and permits the participation by us and our employees in certain discount programs. Prior to the Recapitalization, The DIRECTV Group provided general liability insurance and certain administrative services to us, including the provision of certain advisory and audit services. During the year ended December 31, 2004, we incurred expenses related to such arrangements with The DIRECTV Group of approximately $2.0 million. In addition, during the year ended December 31, 2004, we purchased services and equipment from the DIRECTV Group of approximately $1.9 million.

Transactions with The News Corporation and its Affiliates (Other than The DIRECTV Group)

        Until the consummation of the Recapitalization on August 20, 2004, The News Corporation and its affiliates were related parties of ours.

        We are a party to agreements with The News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. Revenues derived from The News Corporation and its affiliates were $90.5 million for the year ended December 31, 2004, or 10.9% of our total revenues for that period.

Effect of the Recapitalization

        As a result of the Recapitalization, effective August 20, 2004, The DIRECTV Group and The News Corporation were no longer related parties of ours and the Sponsors and their affiliates became related parties of ours.

Transactions with The Sponsors and Their Affiliates

        The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements for an aggregate consideration of $10.0 million. For the period from January 1, 2005 through March 22, 2005, we recorded approximately $10.4 million of expense for these management fees (including the termination payment). The annual advisory fee did not include, and the Sponsors may receive, additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Sponsors perform services above and beyond those previously called for by the agreements. For the period August 20, 2004 through December 31, 2004, we recorded approximately $0.7 million of expense for these management fees, of which $0.1 million was paid through December 31, 2004. In addition, in consideration for structuring services rendered in connection with the Recapitalization, which services included financial advisory services and capital structure review, the Sponsors received an aggregate transaction fee of $50.0 million and were reimbursed for out-of-pocket expenses of approximately $1 million. During the year ended December 31, 2005, we reimbursed the Sponsors $0.2 million for expenses incurred.

        During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.3 million of expenses during 2004 to Capstone, of which, approximately $0.2 million was paid through December 31, 2004. We recorded approximately $0.6 million of expenses during the year ended December 31, 2005 related to Capstone Consulting, all of which was paid through December 31, 2005.

        Certain members of our board of directors whose services are compensated are principals of or are affiliated with the Sponsors.

        We provide satellite capacity, TT&C and other related services to affiliates of the Sponsors. Revenues for these services were $3.7 million and $4.6 million for the years ended December 31, 2004 and 2005, respectively. As of December 31, 2004 and 2005, we had customer receivables related to these affiliates of approximately $74 thousand and $550 thousand, respectively.

        Included in our total contracted backlog of $4.50 billion as of December 31, 2005 is approximately $14.8 million of contracted backlog from these affiliates of the Sponsors. Contracted backlog represents future cash payments expected from customers under all long-term contractual agreements.

        During the years ended December 31, 2004 and 2005, we procured $0.6 million and $1.0 million, respectively of insurance and insurance-related services from an affiliate of one of the Sponsors.

        The following table provides summary information relative to our accounts receivable from and accounts payable to the Sponsors and their affiliates as of December 31, 2004 and 2005 (in thousands):

	December 31,
	2004	2005
Due from affiliates	$74	$550

Due to affiliates	$831	$—

Other Related Party Transactions

        PanAmSat has a 50% ownership interest in the Horizons-1 joint venture, which it accounts for under the equity method of accounting (see Note 2 "Significant Accounting Policies"). PanAmSat leases Ku-band satellite capacity on the Horizons I satellite, which is owned by this joint venture. During the years ended December 31, 2003, 2004 and 2005, PanAmSat recorded expenses of approximately $0, $3.2 million and $3.7 million, respectively, in relation to the lease of such Ku-band satellite capacity.

New Accounting Pronouncements

        There are no new accounting pronouncements or interpretations that have been issued, but not yet adopted by us, that we believe will have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        See "Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks".

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PanAmSat Holding Corporation

        We have audited the accompanying consolidated balance sheets of PanAmSat Holding Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2005, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and of cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PanAmSat Holding Corporation and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
March 10, 2006

PANAMSAT HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Data)

	Year Ended December 31,
	2003	2004	2005
REVENUES:
Operating leases, satellite services and other	$814,006	$811,124	$847,149
Outright sales and sales-type leases	17,005	15,946	13,854

Total revenues	831,011	827,070	861,003

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	—	2,224	(4,303)
Depreciation and amortization	312,833	294,822	276,925
Direct operating costs (exclusive of depreciation and amortization)	149,696	157,354	143,870
Selling, general and administrative expenses	86,081	111,175	82,584
Sponsor management fees	—	731	10,444
Facilities restructuring and severance costs	4,227	6,192	4,294
Loss on termination of sales-type leases	—	—	2,307
Gain on undesignated interest rate swap	—	—	(6,611)
Gain on insurance claim	—	(9,090)	—
Gain on sale of teleport	—	(11,113)	—
Satellite impairment loss	—	99,946	—
Transaction-related costs	—	155,131	—

Total operating costs and expenses	552,837	807,372	509,510

INCOME FROM OPERATIONS	278,174	19,698	351,493
INTEREST EXPENSE—Net	143,632	191,987	289,189

INCOME (LOSS) BEFORE INCOME TAXES	134,542	(172,289)	62,304
INCOME TAX EXPENSE (BENEFIT)	35,010	(93,301)	(10,425)

NET INCOME (LOSS)	$99,532	$(78,988)	$72,729

NET INCOME (LOSS) PER SHARE—basic	$0.23	$(0.26)	$0.65

NET INCOME (LOSS) PER SHARE—diluted	$0.23	$(0.26)	$0.64

See notes to consolidated financial statements.

PANAMSAT HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,982	$126,307
Accounts receivable—net	69,380	66,418
Net investment in sales-type leases	24,776	12,260
Prepaid expenses and other (principally prepaid insurance)	26,595	20,306
Deferred income taxes	7,817	16,711
Assets held for sale	3,300	—

Total current assets	170,850	242,002
SATELLITES AND OTHER PROPERTY AND EQUIPMENT—Net	1,955,664	1,949,560
NET INVESTMENT IN SALES-TYPE LEASES	74,990	64,913
GOODWILL	2,244,131	2,244,131
DEFERRED CHARGES AND OTHER ASSETS—Net	326,296	333,942

TOTAL ASSETS	$4,771,931	$4,834,548

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$69,456	$88,349
Current portion of long-term debt	4,100	16,600
Current portion of satellite incentive obligations	13,148	13,240
Accrued interest payable	45,589	37,103
Dividends payable	—	47,507
Deferred gains and revenues	26,618	24,514

Total current liabilities	158,911	227,313
LONG-TERM DEBT	3,859,038	3,197,695
DEFERRED INCOME TAXES	31,779	9,816
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	271,100	348,888

TOTAL LIABILITIES	4,320,828	3,783,712

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock; 0 shares and 50,000,000 shares authorized at December 31, 2004 and December 31, 2005, respectively, and 0 shares outstanding at both December 31, 2004 and December 31, 2005	—	—
Common stock $0.01 par value; 131,697,822 and 400,000,000 shares authorized, at December 31, 2004 and December 31, 2005, respectively, and 72,580,647 and 122,598,093 shares outstanding at December 31, 2004 and December 31, 2005, respectively	726	1,226
Additional paid-in capital	131,690	1,007,388
Retained earnings	320,883	45,814
Accumulated other comprehensive income (loss)	1,222	(97)
Other stockholders' equity	(3,418)	(3,495)

Total stockholders' equity	451,103	1,050,836

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,771,931	$4,834,548

See notes to consolidated financial statements.

PANAMSAT HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Share Data)

	Common Stock				Accumulated Other Comprehensive Income (loss), net of tax		Treasury Stock, at Cost
	Shares	Par Value Amount	Additional Paid-In Capital	Retained Earnings		Other Stockholders' Equity	Shares	Amount	Total	Comprehensive Income (Loss)
BALANCE, DECEMBER 31, 2002	431,438,138	$4,314	$2,529,570	$546,093	$(2,385)	$(50)	—	$—	$3,077,542
Additional issuance of common stock	441,279	5	2,289	—	—	—	—	—	2,294
Unrealized gain on cash flow hedge	—	—	—	—	204	—	—	—	204	$204
Unrealized loss on short-term investments	—	—	—	—	(2)	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	616	—	—	—	616	616
Acquisition of Hughes Global Services	—	—	—	—	—	(3,418)	—	—	(3,418)	—
Deferred compensation	—	—	6,622	—	—	(6,752)	—	—	(130)	—
Amortization of deferred compensation	—	—	34	—	—	2,086	—	—	2,120	—
Net income	—	—	—	99,532	—	—	—	—	99,532	99,532

BALANCE, DECEMBER 31, 2003	431,879,417	4,319	2,538,515	645,625	(1,567)	(8,134)	—	—	3,178,758	$100,350

Additional Issuances of common stock	891,246	9	6,265	—	—	—	—	—	6,274
Purchase of treasury shares	—	—	(57)	—	—	—	(360,190,016)	(2,783,742)	(2,783,799)
Retirement of treasury shares	(275,440,151)	(2,754)	(2,088,702)	—	—	—	275,440,151	2,091,456	—
Cancellation of treasury shares	(84,749,865)	(848)	(691,438)	—	—	—	84,749,865	692,286	—
Realized and unrealized net gain on cash flow hedge	—	—	—	—	2,002	—	—	—	2,002	$1,452
Unrealized gain on short-term investments	—	—	—	—	1	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	786	—	—	—	786	786
Deferred compensation	—	—	—	—	—	(197)	—	—	(197)	—
Stock compensation	—	—	478	—	—	1,929	—	—	2,407	—
Net customer guarantee received pursuant to the Transactions and related tax effect	—	—	3,623	—	—	—	—	—	3,623	—
Transaction costs capitalized to equity	—	—	(8,776)	—	—	—	—	—	(8,776)	—
Modification of options	—	—	1,237	—	—	—	—	—	1,237	—
Tax basis step-up and tax indemnification	—	—	377,068	—	—	—	—	—	377,068	—
Dividends paid to stockholders	—	—	—	(245,754)	—	—	—	—	(245,754)	—
Cashing out of restricted stock units	—	—	(6,523)	—	—	2,984	—	—	(3,539)	—
Net loss	—	—	—	(78,988)	—	—	—	—	(78,988)	(78,988)

BALANCE, DECEMBER 31, 2004	72,580,647	726	131,690	320,883	1,222	(3,418)	—	—	451,103	$(76,749)

Fractional share payment — reverse stock split	(24)	—	—	—	—	—	—	—	—
Additional issuances of common stock — initial public offering	50,000,000	500	899,500	—	—	—	—	—	900,000
Foreign currency translation adjustment	—	—	—	—	119	—	—	—	119	$119
Unrealized loss on interest rate hedge	—	—	—	—	(1,438)	—	—	—	(1,438)	(1,438)
Transaction costs capitalized to equity	—	—	(40,923)	—	—	—	—	—	(40,923)	—
Stock compensation	—	—	1,440	—	—	—	—	—	1,440	—
Issuance of restricted shares	17,470	—	350	—	—	(350)	—	—	—	—
Deferred compensation reclass — deferred stock units	—	—	1,535	—	—	—	—	—	1,535	—
Tax basis step-up and tax indemnification	—	—	13,796	—	—	—	—	—	13,796	—
Amortization of deferred compensation	—	—	—	—	—	273	—	—	273	—
Dividends to stockholders	—	—	—	(347,798)	—	—	—	—	(347,798)	—
Net income	—	—	—	72,729	—	—	—	—	72,729	72,729

BALANCE, DECEMBER 31, 2005	122,598,093	$1,226	$1,007,388	$45,814	$(97)	$(3,495)	—	$—	$1,050,836	$71,410

OTHER STOCKHOLDERS' EQUITY:

	December 31, 2004	December 31, 2005
Excess of purchase price over historical cost basis of net assets acquired	$(3,418)	$(3,418)
Deferred compensation, net	—	(77)

TOTAL OTHER STOCKHOLDERS' EQUITY	$(3,418)	$(3,495)

See notes to consolidated financial statements.

PANAMSAT HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$99,532	$(78,988)	$72,729
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	312,833	294,822	276,925
Deferred income taxes	14,722	(99,969)	(15,852)
Amortization of debt issuance costs and other deferred charges	9,731	14,203	20,216
Accretion on senior discount notes	—	5,110	27,157
Provision for uncollectible receivables	(1,632)	31,226	(2,724)
Loss on early extinguishment of debt	10,663	25,751	24,161
Loss on termination of sales-type leases	—	—	2,307
Facilities restructuring and severance costs	4,227	6,093	4,294
Reversal of sales-type lease liabilities	—	(3,727)	(4,303)
Gain on undesignated interest rate swap	—	—	(6,611)
Satellite impairment loss	—	99,946	—
Effect of Galaxy 10R XIPS anomaly	—	9,090	—
Gain on sale of teleport	—	(11,113)	—
Gain on insurance claim	—	(9,090)	—
Gain on disposal of fixed assets	—	(1,332)	—
Other non-cash items	2,756	(2,290)	(205)
Changes in assets and liabilities, net of acquired assets and liabilities:
Collections on investments in sales-type leases	22,858	25,770	26,497
Operating lease and other receivables	(19,949)	760	2,119
Prepaid expenses and other assets	21,946	(122)	2,819
Accounts payable and accrued liabilities	(12,342)	(17,047)	(15,599)
Deferred gains and revenues	7,159	4,182	(2,104)

NET CASH PROVIDED BY OPERATING ACTIVITIES	472,504	293,275	411,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(103,205)	(177,130)	(207,845)
Net sales of short-term investments	21,318	374,097	—
Insurance proceeds from satellite recoveries	102,649	362,230	—
Proceeds from sale of teleport	—	14,370	3,161
Proceeds from satellite manufacturer	69,500	1,264	—
Acquisitions, net of cash acquired	(20,151)	(549)	(42,511)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	70,111	574,282	(247,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock — initial public offering	—	—	900,000
Issuance of long-term debt	—	3,762,643	—
Repayments of long-term debt	(850,000)	(1,604,615)	(676,000)
Dividends to stockholders	—	(245,754)	(300,291)
Capitalized transaction and debt issuance costs	(1,456)	(157,268)	(771)
Capitalized costs of initial public offering	—	—	(40,923)
New incentive obligations	5,642	20,824	4,662
Repayments of incentive obligations	(11,781)	(12,645)	(12,429)
Repurchase of common stock	—	(2,783,799)	—
Funding of capital expenditures by customer	—	—	47,375
Capital contributed by affiliate	—	9,200	—
Other equity related transactions	2,328	5,820	25

NET CASH USED IN FINANCING ACTIVITIES	(855,267)	(1,005,594)	(78,352)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	374	932	1,046

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(312,278)	(137,105)	87,325
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	488,365	176,087	38,982

CASH AND CASH EQUIVALENTS, END OF PERIOD	$176,087	$38,982	$126,307

See notes to consolidated financial statements.

PANAMSAT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation, Formation and Description of Business

Basis of Presentation

        These consolidated financial statements reflect the financial statements of PanAmSat Holding Corporation and its subsidiaries on a consolidated basis. Within these consolidated financial statements, PanAmSat Holding Corporation and its subsidiaries are referred to as "Holdco", "we", "us" and "our". The term "PanAmSat" refers to PanAmSat Corporation, our wholly-owned subsidiary.

        On August 20, 2004, affiliates of Kohlberg Kravis Roberts & Co. L.P., or KKR, The Carlyle Group, or Carlyle, and Providence Equity Partners, Inc., or Providence, completed a series of transactions resulting in an entity affiliated with KKR owning approximately 44% of PanAmSat's outstanding common stock and entities affiliated with Carlyle and Providence each owning approximately 27% of PanAmSat's common stock, with the remainder held by certain members of management and our board of directors. We collectively refer to KKR, Carlyle and Providence as the "Sponsors" in this annual report. We refer to the August 20, 2004 series of transactions through which the Sponsors acquired and recapitalized PanAmSat as the "Recapitalization".

        On September 22, 2004, Holdco was formed by the then existing stockholders of PanAmSat. On October 8, 2004, all of PanAmSat's outstanding common stock held by its then existing stockholders was contributed to Holdco in exchange for an equal number of shares of Holdco common stock, par value $.01 per share ("the Contribution). As a result of and immediately following that contribution, PanAmSat's then existing stockholders owned Holdco in equal proportion to their prior ownership interest in PanAmSat, and PanAmSat became a wholly-owned subsidiary of Holdco.

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

        On March 22, 2005, we consummated an initial public offering of 50 million shares of our common stock. (See Formation below). Upon completion of our initial public offering, the ownership percentages of our outstanding common stock was as follows: publicly held shares were approximately 41%, ownership by affiliates of KKR, Carlyle and Providence was approximately 26%, 16% and 16%, respectively and ownership by certain members of management and our board of directors was approximately 1%.

Formation

        Effective May 16, 1997, PanAmSat International Systems, Inc. (then operating under its previous name, PanAmSat Corporation) and the Galaxy Satellite Services division of Hughes Communications, Inc. (a wholly-owned subsidiary of General Motors Corporation, or GM), were merged (the "1997 Merger"). The merged company was renamed PanAmSat Corporation. The DIRECTV Group (formerly Hughes Electronics Corporation) indirectly owned approximately 80.4% of our then outstanding common stock.

        On April 9, 2003, GM, The DIRECTV Group and The News Corporation Limited, or The News Corporation, announced the signing of definitive agreements that provided for, among other things, the split-off of The DIRECTV Group from GM and the indirect acquisition by The News Corporation of approximately 34% of the outstanding capital stock of The DIRECTV Group, or The News Corporation Transactions. These transactions were consummated on December 22, 2003. Upon completion of these transactions, The News Corporation transferred its interest in The DIRECTV Group to its 82% owned subsidiary, Fox Entertainment Group, Inc., or Fox Entertainment.

        On April 20, 2004, PanAmSat entered into a definitive transaction agreement with The DIRECTV Group, Inc., or The DIRECTV Group, PAS Merger Sub, Inc., or Merger Sub, a wholly-owned subsidiary of The DIRECTV Group, and Constellation, LLC, or Constellation, an affiliate of KKR, for the merger of PanAmSat with Merger Sub, or the Merger, and subsequent sale to Constellation. On May 17, 2004, Constellation assigned the right to purchase a portion of the shares of PanAmSat's common stock to limited liability companies affiliated with Carlyle, and Providence, who together with KKR and Carlyle, are referred to as the Sponsors. On August 12, 2004, The DIRECTV Group entered into a letter agreement with the Sponsors which amended certain terms of the transactions, including the purchase price paid to The DIRECTV Group. The Merger, the purchase transactions, the related financing transactions and the related contractual arrangements entered into with The DIRECTV Group described below are referred to collectively as the "Recapitalization."

        Pursuant to the terms of the transaction agreement, on August 18, 2004, Merger Sub merged with and into PanAmSat, with PanAmSat as the surviving entity. As of the effective time of the Merger, holders of shares of PanAmSat's common stock (other than The DIRECTV Group and members of management who agreed not to have certain of their equity interests cashed out in the Merger) had no further ownership interest in us. Instead, such holders of PanAmSat's common stock received $23.50 in cash per share of its common stock. The $23.50 per share paid to certain holders of its common stock was $8.17 per share after giving effect to the approximately 4.37 to 1 stock split effected on August 20, 2004 and the 1 for approximately 1.52 reverse stock split effected on March 1, 2005.

        On August 20, 2004, as part of the Recapitalization, a portion of the shares of PanAmSat's common stock beneficially owned by The DIRECTV Group was repurchased by PanAmSat at a purchase price of $21.84 in cash per share. Following the repurchase, The DIRECTV Group sold all of its remaining shares of PanAmSat's common stock to the Sponsors at a purchase price of $21.84 in cash per share. The $21.84 per share purchase price was $7.59 per share after giving effect to the approximately 4.37 to 1 stock split effected on August 20, 2004 and the 1 for approximately 1.52 reverse stock split effected on March 1, 2005. Following that sale, The DIRECTV Group and The News Corporation, were no longer related parties of ours. (See Note 4 "PanAmSat Merger, Subsequent Sale and Related Transactions").

        As a result of and immediately following the Recapitalization, entities affiliated with KKR owned approximately 44% of PanAmSat's common stock, entities affiliated with Carlyle and Providence each owned approximately 27% of PanAmSat's common stock and certain executive officers and directors had beneficial ownership of the remainder of PanAmSat's common stock.

        On October 8, 2004, all of PanAmSat's outstanding common stock held by its then existing stockholders was contributed to Holdco in exchange for an equal number of shares of Holdco common stock, par value $0.01 per share. In addition, options and other equity rights for PanAmSat common stock were converted to similar rights for Holdco common stock. As a result of, and immediately following, that contribution, PanAmSat's then existing stockholders owned Holdco in equal proportion to their prior ownership interest in PanAmSat, and PanAmSat became a wholly-owned subsidiary of Holdco. On October 11, 2004, certain members of PanAmSat's management purchased additional shares of Holdco common stock and were granted options to purchase Holdco common stock.

        On October 19, 2004, Holdco issued $416.0 million aggregate principal amount at maturity of 10 3/8% Senior Discount Notes pursuant to Rule 144A under the Securities Act of 1933, as amended. PanAmSat is not an obligor under or a guarantor of these notes and Holdco is structurally junior in right of payment to all of PanAmSat's existing and future indebtedness. All of the proceeds of the offering of the Senior Discount Notes, less discounts, commissions and expenses, or approximately $245.8 million, were paid on October 19, 2004 as a dividend to the stockholders of Holdco.

        On October 19, 2004, we reduced the option exercise price of existing stock options by $3.39 per share to reflect the decrease in fair value of the underlying stock that resulted from the additional debt incurred and dividend paid as described above. There are no changes to previously estimated compensation expense as a result of this modification.

        On March 22, 2005, we consummated an initial public offering of 50 million shares of our common stock at $18 per share and used the net proceeds to make an equity contribution to PanAmSat of approximately $658.4 million and to pay a $200 million dividend to our then pre-existing stockholders. PanAmSat used this equity contribution to repay approximately $265.0 million of the borrowings under its Term Loan A Facility and on April 1, 2005, it redeemed $353.5 million, or 35%, of its 9% senior notes and paid a redemption premium of $31.8 million to holders of those notes. In connection with our initial public offering, we paid approximately $40.9 million of costs which were capitalized on our balance sheet. In connection with and contingent upon our initial public offering, PanAmSat's senior secured credit facilities were amended (See Note 10 "Long-term Debt").

Description of the Business

        Holdco is a Delaware corporation, which was formed on September 22, 2004 and is owned by the public, affiliates of KKR, Carlyle and Providence and certain members of PanAmSat Corporation's management and board of directors. Holdco does not have, apart from its ownership of PanAmSat Corporation, any independent operations.

        PanAmSat is a leading global provider of video, corporate, Internet, voice and government communications services with a large and modern fleet of 23 satellites currently in-orbit. PanAmSat leases transponder capacity to its customers on our satellites, which it owns and operates, and delivers entertainment and information to cable television systems, television broadcasters, direct-to-home, or DTH, television operators, Internet service providers, or ISPs, telecommunications companies, governments and other corporations. PanAmSat also provides satellite services and related technical support for live transmissions for news and special events coverage. In addition, PanAmSat provides satellite services to telecommunications carriers, corporations and ISPs for the provision of satellite-based communications networks, including private corporate networks employing very small aperture antennas and international access to the U.S. Internet backbone and we provide various consulting and technical services to third parties.

        With 23 satellites currently in orbit, including three in-orbit backup satellites, PanAmSat has one of the world's largest commercial geostationary earth orbit, or GEO, satellite networks, capable of reaching over 98% of the world's population. PanAmSat is one of only a few companies worldwide capable of servicing a global footprint through an owned fleet of satellites. PanAmSat has one of the most sophisticated ground infrastructure networks available to support the needs of its customers. PanAmSat has seven technical facilities in the U.S., which provide transmission, monitoring and control services for operating their fleet and transmission and other services for their customers. PanAmSat leases such services outside of the United States to support the remainder of their worldwide satellite fleet.

2.     Significant Accounting Policies

        Principles of Consolidation—The consolidated financial statements include our accounts and those of our subsidiary PanAmSat. All significant inter-company balances and transactions have been eliminated.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

        Revenue Recognition—We enter into contracts to provide satellite capacity and related services. Revenues are generated from outright sale, sales-type lease and operating lease contracts with customers to provide satellite transponders and transponder capacity and, in certain cases, earth station and teleport facilities, for periods typically ranging from one year to the life of the satellite. Almost all contracts stipulate payment terms in U.S. dollars.

        Pursuant to an outright sale contract, all rights and title to a transponder are purchased. In connection with an outright sale, we recognize the sale amount as revenue and the cost basis of the transponder is charged to cost of outright sales and sales-type leases.

        Lease contracts qualifying for capital lease treatment (typically based, among other factors, on the term of the lease) are accounted for as sales-type leases. For sales-type lease transactions, we recognize as revenue the net present value of the future minimum lease payments. The cost basis of the transponder is charged to cost of outright sales and sales-type leases. During the life of the lease, we recognize as revenue in each respective period, that portion of each periodic lease payment deemed to be attributable to interest income. The balance of each periodic lease payment, representing principal repayment, is recognized as a reduction of the net investment in sales-type leases. Interest income from sales-type leases of approximately $17.0 million, $15.9 million and $13.9 million is included in sales-type lease revenues for the years ended December 31, 2003, 2004 and 2005, respectively.

        Lease contracts that do not qualify as sales-type leases are accounted for as operating leases. Operating lease revenues are generally recognized on a straight-line basis over the lease term unless collectibility is not reasonably assured (refer to "Accounts Receivable" below). Differences between operating lease payments received and revenues recognized are deferred as, or amortized from, operating lease receivables. Revenues for occasional services are recognized as services are performed. We have certain obligations, including providing spare or substitute capacity if available, in the event of satellite service failure under certain long-term agreements. If no spare or substitute capacity is available, the agreements may be terminated. Except for certain deposits, we are not obligated to refund operating lease payments previously made.

        We earn revenues for various types of consulting and technical services. Those revenues which relate to the provision of consulting services by employee specialists are typically recognized on a monthly basis as those services are performed. Consulting services which call for services with specific deliverables, such as Transfer Orbit Support Services or training programs, are typically recognized upon the completion of those services. Revenues under certain construction program management programs which extend beyond one year are recognized utilizing the percentage-of-completion method of accounting. Revenues from the provision of market research materials are recognized on a monthly basis as those services are performed.

        Sales-type lease agreements and contracts for the sale of transponders typically include a telemetry, tracking and control ("TT&C") service agreement with the customer, which require the customer to pay monthly service fees which are recognized and billable as the services are performed. We also earn revenues for TT&C services in relation to our operating lease agreements with customers. Fees for such services are either included in the customer's monthly lease payment or billed separately.

        We also record revenues related to equipment sales to customers. These equipment sales represent equipment purchased, constructed or developed on behalf of our customers. We recognize revenue related to these equipment sales upon the transfer to the customer of title to the equipment.

        During 2003, we entered into a long-term construction arrangement with a customer to construct an L-Band navigational payload on our Galaxy 1R replacement satellite (Galaxy 15). We recognize revenue utilizing the percentage-of-completion accounting method for such long-term construction contracts, which extend beyond one year. Revenue in relation to these contracts is recognized based upon the completion of pre-established milestones. The costs incurred to meet these milestones are recognized upon the completion of each milestone.

        Fair Value of Financial Instruments—The carrying amounts of cash, accounts receivable, short-term investments, accounts payable and accrued liabilities approximate their fair values generally due to the short maturity of these items. The carrying amount of the net investment in sales-type leases approximates fair value based on the interest rates implicit in the leases. The fair value of our long-term debt was determined based on quoted market prices or on current rates available to us for debt with similar maturities and similar terms (See Note 10 "Long-Term Debt").

        Derivative Instruments and Hedging Activities—We account for derivative instruments under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended and interpreted (SFAS 133). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133 also establishes rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. We use derivative financial instruments, including interest rate swaps to manage market risks. (See Note 10 "Long-Term Debt" and Note 11 "Interest Rate Swap Agreements").

        At December 31, 1997, in connection with debt refinancing activities at that time, we entered into certain U.S. Treasury rate lock contracts to reduce our exposure to fluctuations in interest rates. The aggregate nominal value of these contracts was $375.0 million and these contracts were accounted for as hedges because they were applied to a specific refinancing plan that was consummated shortly after December 31, 1997. The cost to unwind these instruments in 1998 was $9.1 million. As of December 31, 2005, $4.3 million of these costs and the related accumulated amortization of $2.5 million are recorded within deferred charges and other assets within our consolidated balance sheet and are being amortized to interest expense on a straight-line basis over the terms of the related debt securities.

        Concentration of Credit Risk—We provide satellite transponders and related services and extend credit to a large number of customers in the commercial satellite communications market. Management monitors the exposure to credit losses and maintains allowances for anticipated losses that are charged to selling, general and administrative expenses and allowances for customer credits that are charged against revenues (see "Accounts Receivable" below). Revenues derived from affiliates of The DIRECTV Group comprised approximately 16%, 15% and 16%, respectively, of total revenues for the years ended December 31, 2003, 2004 and 2005. Revenues derived from affiliates of The News Corporation comprised approximately 11%, 11% and 12%, respectively, of total revenues for the years ended December 31, 2003, 2004 and 2005. No other customers provided us with revenues in excess of 10% of total revenues during each of these periods.

        Cash and Cash Equivalents—Cash and cash equivalents consists of cash on hand and highly liquid investments with maturities at date of acquisition of three months or less.

        Supplemental cash flow information for 2003, 2004 and 2005 is as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
Cash received from interest	$13,603	$7,640	$3,466

Cash paid for interest	$158,723	$166,951	$255,113

Cash paid for taxes	$4,846	$5,498	$8,676

Cash received from tax refunds	$13,042	$804	$77

        Short-Term Investments—Prior to December 31, 2004, our short-term investments consisted primarily of commercial paper and auction rate securities representing funds available for current operations. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for

Certain Investments in Debt and Equity Securities," we classified these short-term investments as available-for-sale. These securities were carried at estimated fair market value. The aggregate unrealized gains and losses related to these investments, net of taxes, were reflected as a part of other comprehensive income within stockholders' equity.

        In 2004, we reclassified investments in auction rate certificates held prior to December 31, 2004 from cash and cash equivalents to short-term investments on the consolidated balance sheet. The reclassification was effected because the certificates had stated maturities beyond three months. The amount of the investments in auction rate certificates as of December 31, 2001, 2002 and 2003 was $17.0 million, $295.6 million, and $335.2 million, respectively. We did not hold any auction rate certificates at December 31, 2004 and 2005. The reclassification resulted in changes in the consolidated statements of cash flows for the affected periods within the net sales (purchases) of short-term investments and the cash and cash equivalents balances.

        Accounts Receivable—Accounts receivable include amounts earned under our contractual agreements with customers and occasional services which are billable as performed. An allowance for doubtful accounts is maintained in the amount of approximately $4.1 million and $3.8 million at December 31, 2004 and 2005, respectively. If collectibility of the receivable is not reasonably assured at the time services are performed, we do not initially record the revenue, but rather record an allowance for customer credits to offset the receivable. If there is a change in the customer's financial status or the receivable is collected, revenue is recorded at that time. During the year ended December 31, 2004, we recorded $5.2 million of net customer credits and approximately $14.4 million of the allowance for customer credits was written-off in connection with contractual arrangements that were entered into in relation to the Recapitalization. (See Note 4 "PanAmSat Merger, Subsequent Sale and Related Transactions"). During the year ended December 31, 2005, we recorded a reduction of $6.3 million of net customer credits. The total allowance for customer credits was $8.9 million and $2.6 million as of December 31, 2004 and 2005, respectively.

        Satellites and Other Property and Equipment—Satellites and other property and equipment are stated at historical cost, or in the case of certain satellites acquired, the fair value at the date of acquisition. The capitalized cost of satellites includes all construction costs, incentive obligations, launch costs, launch insurance, and capitalized interest. Substantially all other property and equipment consists of our teleport facilities.

        Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated Lives (Years)
Satellites in service	12–15
Communications equipment	3–15
General support equipment	5–10
Buildings	25
Leasehold improvements	3–12

        The initial estimated useful lives of our satellites are based upon the lower of the satellite's design life or the estimated life of the satellite as determined by an engineering analysis performed during initial in-orbit testing. As the telecommunications industry is subject to rapid technological change and our satellites have been subject to certain health related anomalies, we may be required to revise the estimated useful lives of our satellites and communications equipment or to adjust their carrying amounts. Accordingly, the estimated useful lives of our satellites are periodically reviewed using current engineering data. If a significant change in the estimated useful lives of our satellites is identified, we account for the effects of such changes on depreciation expense on a prospective basis. Reductions in the estimated useful lives of our satellites would result in additional depreciation expense in future periods. If the reduction in the estimated useful life of a satellite results in undiscounted future cash flows for the satellite, which are less than the carrying value of the satellite and other associated costs grouped together, an impairment charge would be recorded to reduce the carrying value of the satellite to its fair value. (See Note 9 "Satellite Technology".)

        Deferred Charges and Other Assets—net—Our Deferred Charges and Other Assets are summarized as follows (in millions):

	December 31,
	2004	2005
Long-Term Receivables—net	$102.0	$69.8
Customer Incentive Programs—net	25.4	25.8
Debt Issuance Costs—net	138.2	97.1
Other Assets—net	13.1	13.4
Prepaid Expenses	2.0	0.6
Investments	45.6	123.3
Interest Rate Swap Asset	—	3.9

Total Deferred Charges and Other Assets	$326.3	$333.9

        Long-Term Receivables—net—Our long-term receivables primarily represent long-term receivables due from The DIRECTV Group of approximately $40 million in relation to tax indemnification agreements entered into in connection with the Recapitalization (see Note 4 "PanAmSat Merger, Subsequent Sale and Related Transactions"), receivables with payment terms extending beyond one year and receivables from operating leases with escalating payment terms that are recognized on a straight-line basis into revenue over the lease term. Differences between operating lease payments received and revenues recognized are deferred as, or amortized from, operating lease receivables. These long-term receivables are net of an allowance for doubtful accounts of approximately $0.6 million and $0.2 million as of December 31, 2004 and 2005, respectively.

        Customer Incentive Programs—net—Deferred charges related to customer incentive programs are amortized against revenue over the terms of the respective customer contracts. Deferred charges related to customer contracts were $34.7 million and $37.8 million at December 31, 2004 and 2005, respectively. These costs primarily represent the cost of antennas provided to cable operators without charge pursuant to certain customer contractual arrangements as well as certain other contractual costs incurred by us in order to secure customer leases. These costs are being amortized against the related revenue recorded pursuant to the terms of the contracts and the accumulated amortization at December 31, 2004 and 2005 amounted to $9.3 million and $12.0 million, respectively.

        Debt Issuance Costs—net—Debt issuance costs of $148.0 million and $122.3 million as of December 31, 2004 and 2005, respectively, represent costs incurred by us to secure debt financing. These costs are being amortized to interest expense on a straight-line basis over the life of the related indebtedness. Accumulated amortization related to these debt issuance costs at December 31, 2004 and 2005 amounted to $9.8 million and $25.2 million, respectively. Debt issuance costs capitalized in 2004 and 2005 were $148.8 million and $0.8 million, respectively. Included in interest expense during 2004 and 2005 were approximately $25.8 million and $24.2 million, respectively, associated with the write-offs of unamortized debt issuance costs as a result of debt prepayments made in 2004 and 2005 (See Note 10 "Long-term Debt").

        Other Assets—net—Other assets-net consists of prepayments of equipment installations at the facilities of third parties that provide TT&C services to us under long-term service agreements, as well as identifiable intangible assets and other miscellaneous deferred charges and other assets. The prepaid installation costs are necessary for third parties to provide services to us over the term of the related services agreement. These prepaid costs are amortized on a straight-line basis over the respective contract periods. Also included in other assets-net are deposits held in escrow for certain customer contracts, acquired customer lists, Indefeasible Rights of Use Agreements, or IRUs, and an orbital slot with an indefinite life acquired in the August 2005 Europe*Star transaction. (See Note 13 "Acquisitions".) Our Other Assets—net are summarized as follows (in millions):

	December 31, 2004			December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Prepaid installation costs	$14.4	$7.0	$7.4	$15.0	$8.7	$6.3
Deposits in escrow for customer contracts	2.8	—	2.8	2.9	—	2.9
Acquired customer lists(1)	2.5	1.3	1.2	2.5	2.3	0.2
Indefeasible Right of Use Agreements(1)	1.6	—	1.6	1.6	0.3	1.3
Orbital slot(1)	—	—	—	2.6	—	2.6
Other	0.1	—	0.1	0.1	—	0.1

Total	$21.4	$8.3	$13.1	$24.7	$11.3	$13.4

(1)
See "Identifiable Intangible Assets" below.

        Prepaid Insurance—We amortize prepaid insurance costs to expense over the terms of the respective insurance policies.

        Investments—We have investments in certain equity securities, which represent less than a 10% ownership interest. These investments are accounted for by us under the cost method and are carried at the lower of cost or market. The carrying value of our cost method investments was $3.7 million at December 31, 2004 and $4.0 million at December 31, 2005. In addition, we have investments in Horizons-1 and Horizons-2, our joint ventures with JSAT International, Inc., which we account for under the equity method. The carrying value of our investment in Horizons-1 at December 31, 2004 was $41.9 million. The carrying value of our investments in Horizons-1 and Horizons-2 at December 31, 2005 were $39.2 million and $80.0 million, respectively. (See Note 17 "Commitments and Contingencies—Satellite Construction and Launch Commitments".) We recorded our portion of the losses on Horizons-1 of approximately $0.1 million within selling, general and administrative expenses in our 2004 consolidated statement of operations and our portion of the net income of Horizons-1 and Horizons-2 of approximately $0.2 million within selling, general and administrative expenses in our 2005 consolidated statement of operations.

        Goodwill—Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142) requires among other things, that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested for impairment annually or when a change in circumstances occurs. Any impairment charges resulting from an annual impairment test would be recorded in operating results. We have determined that, for such impairment testing, we have only two reporting units, our FSS Operating segment and our Government Services operating segment and we have established the fourth quarter of each year as the timeframe for annual impairment assessment.

        SFAS 142 requires the use of fair value in determining the amount of impairment, if any, for recorded goodwill. In conjunction with our annual goodwill impairment assessment in the fourth quarter of 2005, we utilized a combined discounted cash flow and market approach in our assessment of the fair value of our FSS and G2 Operating Segments. Our assessment resulted in a fair value for the reporting units which exceeded the carrying value of their net assets and, as such, no impairment charge was required in 2003, 2004 or 2005. As of both December 31, 2004 and 2005, we had goodwill of approximately $2.244 billion.

        Identifiable Intangible Assets—Our identifiable intangible assets include customer lists, IRUs and an orbital slot. We amortize our customer lists and IRUs using the straight-line method over their estimated useful lives ranging from 6 to 36 months and approximately 16 years, respectively. Amortization expense for identifiable intangible assets was $1.1 million and $1.2 million for 2004 and 2005, respectively. The estimated amortization expense related to our identifiable intangible assets will be $0.3 million in 2006 and $0.1 million for each of the years from 2007 through 2010. Our orbital slot was determined to have an indefinite life and therefore is not amortized (See "Deferred Charges and Other Assets-net" above).

        Evaluation of Long-Lived Assets—We evaluate potential impairment loss relating to long-lived assets, including satellites, annually or when a change in circumstances occurs, by assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying assets (excluding interest payments). If the undiscounted future cash flows are less than the carrying value of the asset or group of assets, an impairment charge would be recorded to write down the asset to its estimated fair value. We assess the recoverability of certain of our deferred charges and other assets by comparing the remaining net book value of the deferred charges and other assets at each period end with the expected future undiscounted cash flows to be generated pursuant to the customer contract that gave rise to the deferred charges. The recoverability analysis is performed for each individual deferred charge and the undiscounted cash flows are the cash flows associated with the specific customer contract that gave rise to the deferred charges. The undiscounted cash flows, as determined within the specific contractual arrangement with that customer, would be utilized to assess the recoverability of the deferred charge. The impairment charge, if appropriate, would be measured as the excess of the carrying value of the asset or group of assets over the present value of estimated expected future cash flows related to the asset or asset group using a discount rate commensurate with the risks involved.

        We also assess the recoverability of our long-lived assets pursuant to paragraph 10 of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). The costs of specific satellites are grouped together with other associated assets when assessing recoverability. Periodically and when a change in circumstances occurs, this group of assets is compared with the expected future undiscounted cash flows to be generated by us from the related satellite. Any excess of the net book value for this group of assets over the expected future undiscounted cash flows of the related satellite would result in an impairment charge that would be recorded within our consolidated statement of operations in the period the determination is made. The impairment charge would be measured as the excess of the carrying value of the asset or group of assets over the present value of estimated expected future cash flows related to the asset or asset group using a discount rate commensurate with the risks involved.

        In the event a portion of a satellite was rendered inoperative and/or incapable of performing its intended function, we would apply SFAS 144 in the determination of whether an impairment loss had occurred. If an impairment loss were indicated, such amount would be recognized in the period of occurrence, net of any insurance proceeds to be received so long as such amounts are determinable and receipt is probable. If no impairment loss was indicated in accordance with SFAS 144 and we received insurance proceeds, the proceeds would offset the carrying value of the satellite. In the event that the insurance proceeds received exceeded the carrying value of the satellite, the excess of the proceeds over the carrying value of the satellite would be recognized in the consolidated statement of operations.

        Deferred Revenues, Credits and Other—We enter into agreements with our customers under which they make prepayments for services to be rendered over a specific period. Payments received are deferred and amortized over the periods of performance. Deposits we have received from customers are deferred and are recognized as revenue in the last month of the customer's contractual service period or applied against amounts owed by the customer for services provided. Also included in this account category are satellite performance incentive obligations, reserves for tax contingencies (the majority of which are indemnified by The DIRECTV Group—See "Income Taxes" below) and deferred compensation liabilities.

        Transponder Insurance—We accrue an obligation for the present value of estimated in-orbit performance insurance costs on transponder sales, sales-type leases and other agreements with performance warranty provisions, concurrently with the recognition of the related revenue. We also purchase insurance for certain of our owned satellites for all or some portion of the satellite's book value (See Note 17 "Commitments and Contingencies—Satellite Insurance"). Premiums paid relative to such insurance are amortized to expense over the insurance policy terms, which are typically one to five years.

        Other Comprehensive Income (Loss)—Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. Our other comprehensive income (loss) is composed of unrealized gains and losses on available-for-sale securities, unrealized losses on our cash flow hedges, and foreign currency translation adjustments.

        Foreign Currency Translation—Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a component of stockholders' equity. Gains and losses resulting from foreign currency transactions are recorded within the consolidated statement of operations when recognized.

        Income Taxes—The provision for income taxes is based upon reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax rates. (See Note 12 "Income Taxes).

        Beginning on May 1, 1998 through December 22, 2003, PanAmSat and its subsidiaries joined with The DIRECTV Group and GM in filing a consolidated U.S. Federal income tax return. On December 22, 2003, The DIRECTV Group split-off from GM and as a result The DIRECTV Group no longer files a U.S. federal income tax return with GM. Up to the date of the Transactions (See Note 4 "PanAmSat Merger, Subsequent Sale and Related Transactions"), under the tax sharing agreements with The DIRECTV Group, the portion of The DIRECTV Group's consolidated tax amounts recorded by us was generally equivalent to the amounts we would have incurred on a separate return basis. In accordance with such agreements, we provided for current and deferred income taxes as if we were the common parent of an affiliated group that is not included in the consolidated federal income tax return that includes The DIRECTV Group. As of the date of the Recapitalization, PanAmSat is no longer part of The DIRECTV Group and no longer files tax returns on that basis.

        During 2004 subsequent to the Recapitalization, we incurred net operating losses for tax purposes. These net operating losses were primarily the result of transaction costs incurred in connection with the Recapitalization, accelerated depreciation on our satellites currently in-orbit, the extraterritorial income exclusion ("ETI") related to certain of our satellites and interest expense deductions. Management does not believe a valuation allowance against the resulting deferred tax asset is necessary as of December 31, 2005.

        Concurrently with the execution of the transaction agreement in April 2004, we entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among ourselves, The DIRECTV Group and certain of its affiliates. We and The DIRECTV Group have agreed to handle tax matters with respect to the tax periods covered by the tax separation agreement, including tax return preparation, audits, appeals and litigation, in a manner consistent with the past practice of The DIRECTV Group and ourselves before the acquisition. In addition, we and The DIRECTV Group have agreed to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, periods ending on or prior to the day of the closing of the PanAmSat Recapitalization.

        Pursuant to the tax separation agreement, The DIRECTV Group has agreed to indemnify us for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from us regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes we are required to pay under the tax separation agreement. In addition, The DIRECTV Group has agreed to indemnify us for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the PanAmSat Recapitalization in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, our tax exposure after indemnification related to these periods is capped at $15.0 million.

        The tax separation agreement with DIRECTV was effective from the day of the closing of the Transactions until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relate.

        PanAmSat was deconsolidated from The DIRECTV Group consolidated tax group upon consummation of the Recapitalization. As a result of the deconsolidation, during the third quarter of 2004, our net operating losses and foreign tax credits (net of valuation allowances) were eliminated and the tax basis in our satellites was increased resulting in a substantial net decrease to our net deferred tax liabilities. Also, our tax basis in our satellites was increased through a taxable transfer of our satellites to newly formed operating companies prior to the Recapitalization. The total net decrease in our deferred tax liabilities resulting from the Recapitalization was approximately $315.7 million.

        At December 31, 2004 and 2005, our balance sheet includes a deferred tax asset in the amount of $87.7 million and $90.8 million, respectively, attributable to the future benefit from the utilization of certain net operating tax loss carryforwards generated subsequent to the Recapitalization and alternative minimum tax credits.

        Our income tax provision, prior to and including 2005, includes estimates of potential tax expense for the possible reduction upon the Internal Revenue Service ("IRS") audit of the tax benefits we derived from a deduction for the ETI and its predecessor regime (the Foreign Sales Corporation) as well as for the potential tax expense that may arise from an adverse outcome from our foreign tax withholding issues. For all years prior to and including 2005, we have assessed our minimum and maximum exposure for federal tax issues, including Foreign Sales Corporation and ETI issues, as well as foreign tax withholding issues, and have provided taxes in the amount of our estimated exposure.

        Substantially all of our operating facilities are located in the United States. The geographic distribution of our revenues for the years ended December 31, 2003, 2004 and 2005 is as follows:

	Year Ended December 31,
Region
	2003	2004	2005
United States	44%	44%	48%
Latin America	19	17	17
Asia	15	13	10
Africa	9	10	10
Other	13	16	15

Total	100%	100%	100%

        Revenue By Service Type—For the years ended December 31, 2003, 2004 and 2005, our revenues were $831.0 million, $827.1 million and $861.0 million, respectively. Our revenues were derived from the following service areas:

	Year Ended December 31,
Services
	2003	2004	2005
Video services	64%	62%	63%
Network services	26	26	24
Government services	9	10	10
Consulting/Technical services	1	2	3

Total	100%	100%	100%

        Earnings Per Share—We report our earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by adding the potentially dilutive weighted average number of shares of common stock from stock options, restricted stock and other forms of deferred stock-based compensation during the period to the basic weighted average number of common shares outstanding.

        In connection with the Recapitalization, on August 20, 2004, PanAmSat's Board of Directors effected an approximately 4.37 for 1 stock split of PanAmSat common stock. On March 1, 2005, we amended and restated our certificate of incorporation to effect a 1 for approximately 1.52 reverse stock split of our common stock. All share and per share amounts, as well as the par value amounts and additional paid in capital amounts related to these shares within these consolidated financial statements have been restated for all periods to give retroactive effect to the stock split and the reverse stock split.

        A summary of the weighted average number of shares of common stock outstanding used to calculate earnings (loss) per share during the years ended December 31, 2003, 2004 and 2005 follows:

	Year Ended December 31,
	2003	2004	2005
Basic weighted average shares of common stock outstanding	431,702,014	301,469,392	111,631,631
Dilutive effect of stock options, restricted stock units and other deferred stock-based compensation	748,860	—	2,766,982

Diluted weighted average shares of common stock outstanding	432,450,874	301,469,392	114,398,613

        The inclusion of the weighted average effect of the dilutive stock options, restricted stock units and other deferred stock-based compensation had no impact on diluted earnings per share for the year ended December 31, 2003.

        The weighted average amount of outstanding anti-dilutive stock options excluded from the calculation of diluted earnings per share was 17,945,482 for the year ended December 31, 2003.

        For the purpose of calculating diluted loss per share for the year ended December 31, 2004, the impact on weighted average shares outstanding of 5,043,797 stock options, 30,021 restricted stock units (outstanding through October 7, 2004) and 202,213 shares related to other deferred compensation arrangements has been excluded from the calculation of weighted average shares outstanding, as their inclusion would have had an anti-dilutive effect on diluted loss per share.

        The inclusion of the weighted average effect of 2,564,769 dilutive stock options and 202,213 shares related to other deferred compensation arrangements reduced earnings per share for the year ended December 31, 2005 by $0.01, from $0.65 per basic share to $0.64 per diluted share. At December 31, 2005, there were no anti-dilutive stock options outstanding.

        Stock-Based Compensation—Effective January 1, 2003, we adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS 123) prospectively, to all employee awards granted on or after January 1, 2003, pursuant to Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148). Therefore, we recorded compensation expense for employee stock options granted after December 31, 2002, but not in relation to previous awards granted. Awards granted prior to January 1, 2003 were accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). (See Note 15 "Retirement and Incentive Plans").

        Recent Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised), "Share Based Payment" (SFAS 123(R)), which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements and includes implementation guidance on measuring the fair value of share-based payments. SFAS 123(R) replaces SFAS 123, and supersedes SFAS 148 and APB 25.

        On March 29, 2005, the SEC released Staff Accounting Bulletin No. 107 ("SAB 107"). SAB 107 provides an interpretation of SFAS 123(R) and its interaction with certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS 123(R). We have already adopted the fair value recognition provision of SFAS 123, effective January 1, 2003, on a prospective basis. We have determined that the adoption of SFAS 123(R) and SAB 107 as required on January 1, 2006 will not have a material impact on our consolidated financial statements.

        In May 2005, FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces Accounting Principles Bulletin ("APB") Opinion No. 20 "Accounting Changes" and Financial Accounting Standards Board ("FASB") Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 will not have a material impact on our consolidated financial statements.

        In February 2006, FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends FASB Statements No. 133 and 140. This statement simplifies the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. This statement also permits a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 will not have a material impact on our consolidated financial statements.

        Reclassifications—Certain prior period amounts have been reclassified to conform with the current period's presentation.

3.     PanAmSat/Intelsat Merger

        On August 29, 2005, we and Intelsat, Ltd. ("Intelsat") announced that the two companies had signed a definitive merger agreement (the "Intelsat Merger Agreement") under which Intelsat will acquire us for $25 per share in cash, or $3.2 billion (the "Intelsat Merger"). Under the agreement, which was approved unanimously by the boards of directors of both companies, Intelsat will acquire all of our outstanding common shares. Also in connection with the pending Intelsat Merger, our board of directors approved the adoption of a severance plan, on terms similar to our existing severance plan, and authorized a retention pool of up to $10 million for non-senior management employees.

        On October 26, 2005, our shareholders approved and adopted the Intelsat Merger Agreement. Also on October 26, 2005, we received a request from the United States Department of Justice, or DOJ, for additional information and documentary materials in connection with the pending Intelsat Merger. The effect of this request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR"), until 30 days after the parties have substantially complied with the request, unless that period is terminated earlier by the DOJ or extended voluntarily. On January 20, 2006, we were informed by the Committee on Foreign Investment in the United States ("CFIUS") that CFIUS had reviewed a joint voluntary notice delivered to it by the parties to the Intelsat Merger Agreement, and had concluded that there were no issues of national security sufficient to warrant an investigation under Section 721 of the U.S. Defense Production Act of 1950, as amended (commonly referred to as "Exon-Florio"). Consummation of the Intelsat Merger remains subject to various conditions, including satisfaction of the HSR waiting period, receipt of Federal Communications Commission approvals, receipt of financing and other conditions. If the conditions to the Intelsat Merger are satisfied or waived (to the extent permitted by applicable law), we expect to consummate the Intelsat Merger in the second or third quarter of 2006.

4.     PanAmSat Merger, Subsequent Sale and Related Transactions

        On August 20, 2004, we completed the Recapitalization, as described above in Note 1. "Basis of Presentation, Formation and Description of Business". As a result of and immediately following the Recapitalization, entities affiliated with KKR owned approximately 44% of our common stock, entities affiliated with Carlyle and Providence each owned approximately 27% of our common stock and certain executive officers and directors had beneficial ownership of the remainder of our common stock.

        Immediately following the Recapitalization, each stock option issued and outstanding under our 1997 Long-Term Incentive Plan, whether or not then vested, was canceled and converted into the right to receive a payment from us (subject to any applicable withholding taxes) equal to the product of (a) the total number of shares of our common stock subject to such stock option and (b) the excess of $23.50 per share over the option exercise price for such stock option, payable in cash. Immediately before the effective time of the Merger, all restrictions on restricted shares and restricted stock units granted under our 1997 Long-Term Incentive Plan lapsed, and the unvested restricted shares and restricted stock units vested and were canceled and the holders of those securities received $23.50 per share, less applicable withholding taxes. The $23.50 per share paid to certain holders of our common stock was $8.17 per share after giving effect to the stock split and the reverse stock split. Certain members of our management agreed not to have certain of their equity interests cashed out in the Merger; existing options, restricted shares and restricted stock units granted to such individuals remained outstanding as options and shares.

        The Recapitalization has been accounted for as a leveraged recapitalization, whereby the historical basis of our assets and liabilities has been maintained.

        Also in connection with the Recapitalization, we (i) entered into senior secured credit facilities consisting of an $800.0 million Term Loan A Facility, a $1,660.0 million Term Loan B Facility and a $250.0 million revolving credit facility, of which $42.6 million was drawn; (ii) issued $1,010.0 million of our 9% senior notes due 2014 pursuant to Rule 144A under the Securities Act of 1933, as amended; (iii) terminated and repaid our old senior secured credit facility (the "Old Credit Facility"); (iv) completed a tender offer for substantially all of our $275.0 million 6.125% Notes due 2005 and our $800.0 million 8 1/2% Senior Notes due 2012; and (v) completed the redemption of our remaining 6.125% Notes due 2005 in October 2004 (See Note 10 "Long-term Debt").

        We incurred approximately $306.2 million of costs related to the Recapitalization, of which approximately $155.1 million have been expensed within Transaction-related costs in our consolidated statement of operations during the year ended December 31, 2004, with the remainder being capitalized to debt issuance costs and stockholders' equity within our consolidated balance sheet. Transaction-related costs for the year ended December 31, 2004 consist of $138.4 million of costs related to our debt tender offers, $9.5 million of costs resulting from the cashing out of restricted stock units and stock options, $5.0 million of costs from transaction related bonuses paid to certain of our executives and $2.2 million of costs related to the proxy solicitation and other costs.

        Concurrently with the execution of the transaction agreement, we entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among ourselves, The DIRECTV Group and certain of its affiliates (See Note 2 "Significant Accounting Policies—Income taxes").

        Also in connection with the Recapitalization, we entered into new contractual arrangements with affiliates of The DIRECTV Group at rates, which we believe, approximate market rates. These contractual arrangements include the extension of transponder lease agreements with Hughes Network Systems, Inc., or HNS, the extension of The DIRECTV Group guarantees of our transponder lease agreements with DIRECTV Latin America LLC, or DTVLA, the purchase of additional transponder capacity for direct-to-home, or DTH, services in Latin America, and the extension of existing and the entering into of new telemetry, tracking and control, or TT&C, service agreements with DIRECTV Operations LLC. In addition, in connection with the Recapitalization, The DIRECTV Group paid us for certain past due receivables from, and guaranteed certain future obligations of, our customer Sky Multi-Country Partners, an affiliate of The News Corporation. Certain of the new contractual arrangements we entered into in connection with the Recapitalization increased our contracted backlog by approximately $687 million. Management believes that these guarantees and other contractual arrangements will substantially reduce credit risks associated with the two Latin American DTH platforms in our contracted backlog and protect us against the possible impact of future consolidation of those platforms.

        Certain of our executives have change-in-control severance agreements, which provide for, among other things, the payment of severance and other benefits upon the termination of the executive without cause or for good reason within three years after a change in control of PanAmSat, as defined in their respective agreements. In addition, our Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within two years following, a change-in-control (See Note 17 "Commitments and Contingencies—Change-in-Control Obligations").

        On August 20, 2004, in conjunction with the Recapitalization, our board of directors approved the retirement of the 275,440,151 shares of our common stock repurchased from affiliates of The DIRECTV Group and cancelled 84,749,865 shares of our common stock repurchased from other stockholders.

5.     Dividend Policy

        Our board of directors adopted a dividend policy that became effective upon the closing of our initial public offering. Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders. On March 21, 2005, our board of directors declared a partial quarterly dividend for the period from March 22, 2005 to March 31, 2005 in the amount of $0.043056 per share, or an aggregate of approximately $5.28 million, which was paid on April 15, 2005, to stockholders of record as of March 31, 2005. On June 20, 2005, our board of directors declared a quarterly dividend for the period from April 1, 2005 to June 30, 2005 in the amount of $0.3875 per share, or an aggregate of approximately $47.5 million, which was paid on July 15, 2005, to stockholders of record as of June 30, 2005. On September 19, 2005, our board of directors declared a quarterly dividend for the period from July 1, 2005 to September 30, 2005 in the amount of $0.3875 per share, or an aggregate of approximately $47.5 million, which was paid on October 14, 2005, to stockholders of record as of September 30, 2005. On December 14, 2005, our board of directors declared a quarterly dividend for the period from October 1, 2005 to December 31, 2005 in the amount of $0.3875 per share, or an aggregate of approximately $47.5 million, which was paid on January 17, 2006, to stockholders of record as of December 30, 2005.

6.     Stock Split, Reverse Stock Split and Amended and Restated Certificate of Incorporation

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

7.     Operating Leases and Net Investment in Sales-type Leases

        Future minimum lease payments due from customers under long-term operating leases on satellites in service and to be launched are as follows (in thousands):

December 31, 2005
2006	$735,347
2007	597,289
2008	500,192
2009	413,289
2010	383,010
2011 and thereafter	1,720,417

Total	$4,349,544

        The components of the net investment in sales-type leases are as follows (in thousands):

	December 31,
	2004	2005
Total minimum lease payments	$191,987	$151,796
Less: unearned interest income	83,791	68,745
Less: allowance for doubtful accounts	8,430	5,878

Total net investment in sales-type leases	99,766	77,173
Less current portion	24,776	12,260

	$74,990	$64,913

        Included in the unearned interest income balance as of December 31, 2004 and 2005 is approximately $34.9 million and $31.6 million of insurance proceeds, respectively, related to the Galaxy 4R and Galaxy 10R insurance claim settlements. We offset a portion of the proceeds from the Galaxy 4R and Galaxy 10R insurance settlements against the net investment in sales-type leases, which were insured. The reduction to the net investment in sales-type leases results in additional unearned interest income which will be recognized over the term of the lease agreement (See Note 17 "Commitments and Contingencies—Satellite Insurance").

        Future minimum payments due from customers under sales-type leases and related service agreements (primarily TT&C and in-orbit performance protection) as of December 31, 2005 are as follows (in thousands):

	Minimum Lease Payments	Service Agreement Payments
2006	$23,778	$820
2007	21,211	420
2008	20,041	420
2009	19,651	420
2010	16,162	420
2011 and thereafter	50,953	1,049

Total	$151,796	$3,549

        In July of 2004, we terminated our transponder lease agreements with one of our customers due to non-payment of the customer's obligations to us through June 30, 2004. As a result, in the second quarter of 2004, we recorded a pre-tax charge of approximately $29.6 million within selling, general and administrative expense in our consolidated statement of operations related to the write-off of current and long-term receivable balances due from this customer.

        During year ended December 31, 2005 we reversed approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellites that are no longer insured. These insurance policies expired during 2005, were not replaced and, as a result, these satellites and their related assets are no longer insured.

        In the first quarter of 2005 we recorded a loss of $2.3 million in relation to the amendment of a customer's sales-type lease agreement, which resulted in a new operating lease agreement for that customer. As a result of this amendment, during the first quarter of 2005, we wrote off the remaining net investment in sales-type lease balance of $2.3 million related to this agreement.

        Future cash payments expected from customers under all long-term contractual agreements (backlog) described above, including operating leases, sales-type leases and related service agreements, aggregated approximately $4.50 billion as of December 31, 2005. Future minimum lease payments due from customers related to satellites in service and satellites to be launched totaled approximately $3.03 billion and $1.47 billion, respectively. Included in the amounts above are 97 contracts representing total contracted backlog of $596.8 million, of which $225.8 million of contracted backlog may be terminated by the customers pursuant to certain contractual termination rights.

8.     Satellites and Other Property and Equipment—Net

        Our satellites and other property and equipment are summarized as follows (in thousands):

	December 31,
	2004	2005
Satellites in service	$2,760,711	$3,007,883
Satellite systems under development	357,346	336,743
Buildings and leasehold improvements	88,801	86,542
Machinery and equipment	308,112	316,385
Other	16,786	16,290

	3,531,756	3,763,843
Less: accumulated depreciation	1,576,092	1,814,283

	$1,955,664	$1,949,560

        Satellite contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of December 31, 2004 and 2005, we had $112.3 million and $111.4 million recorded in relation to satellite incentive obligations. During 2004, we wrote-off approximately $20.5 million of incentive obligations as a result of reductions in the economic lives of our Galaxy 10R, PAS-9 and PAS-1R satellites as described below. These write-offs were recorded against the net book value of the respective satellites. Annual maturities of these incentives as of December 31, 2005 are as follows (in thousands):

2006	$13,240
2007	13,361
2008	13,300
2009	12,828
2010	10,051
2011 and thereafter	48,572

Total	$111,352

        The satellite construction contracts contain provisions that allow us to terminate the contracts with or without cause. If terminated without cause, we would forfeit our progress payments and be subject to termination payments that escalate with the passage of time. If terminated for cause, we would be entitled to recover any payments it made under the contracts and certain liquidated damages as specified in the contracts.

        As a result of the termination of the Galaxy 8-iR satellite construction contract, we received $69.5 million from the satellite manufacturer in December 2003, which represents amounts previously paid to the manufacturer (of approximately $58.8 million), liquidated damages and interest owed to us under the construction agreement. In addition, we agreed with the Galaxy 8-iR launch vehicle provider to defer our use of the launch to a future satellite. We expect to use this launch for one of our satellites currently under construction.

        We have entered into launch contracts for the launch of both specified and unspecified future satellites. Each of our launch contracts provides that we may terminate such contract at our option, subject to payment of a termination fee that increases in magnitude as the applicable launch date approaches. In addition, in the event of a failure of any launch, we may exercise the right to obtain a replacement launch within a specified period following our request for re-launch. See Note 17 "Commitments and Contingencies—Satellite Construction and Launch Commitments".

9.     Satellite Technology

PAS-6 Impairment Loss

        On March 17, 2004, our PAS-6 satellite, an FS 1300 model satellite built by Space Systems/Loral, suffered an anomaly resulting in a loss of power. Following that event, we moved the satellite to a storage orbit while we evaluated the problem with the manufacturer. On April 1, 2004, this satellite experienced another anomaly and more significant loss of power. Neither of these losses was anticipated. We maintained communications with, and control of, this satellite and, as a result of the second anomaly, took the necessary steps to de-orbit it.

        PAS-6 had previously been taken out of primary service and at the time of the anomaly was being used as a backup for another satellite, PAS-6B. Accordingly, these events did not affect service to any of our customers and did not affect our revenues in 2005. We do not plan to replace this satellite. As a result of the March 17, 2004 event, we recorded a non-cash impairment charge within income from operations of approximately $99.9 million in the first quarter of 2004. This resulted in a non-cash charge to net income after taxes of approximately $63.3 million. PAS-6 was uninsured and we will not collect insurance proceeds as a result of these events. Further, as a result of this impairment, we no longer depreciate this asset.

BSS 601 HP XIPS

        The BSS 601 HP satellite uses a Xenon-Ion Propulsion System ("XIPS") as its primary propulsion system. There are two separate XIPS on each BSS 601 HP, each one of which is capable of maintaining the satellite in its orbital position. The satellite also has a completely independent bi-propellant propulsion system as a backup to the XIPS. As a result, a single failure of a XIPS on a BSS 601 typically would have no effect on the satellite's performance or its operating life. A failure of a second XIPS on a satellite would also have no impact on the performance of that satellite. However, such a failure would require the use of the backup bi-propellant propulsion system, which could result in a shorter operating life for the satellite depending on the amount of bi-propellant fuel remaining. XIPS failures do not typically result in a catastrophic failure of the satellite or affect the communications capability of the satellite.

        Certain of our BSS 601 HP satellites have experienced various problems associated with XIPS. We currently operate seven BSS 601 HP satellites. Three of our currently operated BSS 601 HP satellites have experienced failures of both XIPS.

        The first of the currently operated satellites to experience failure of both primary and secondary XIPS was Galaxy 4R. This satellite is operating as designed on its backup bi-propellant propulsion system. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite's estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 3.5 years from June 28, 2003, the date of the secondary XIPS failure. The C-band capacity of this and other satellites is backed up by in-orbit satellites with immediately available capacity. We believe that this problem will not affect revenues from the customers on this satellite or our total contracted backlog, as the satellite's backup bi-propellant propulsion system has sufficient fuel to provide ample time to seamlessly transition customers to a new or replacement satellite. We have determined that the satellite's net book value and our investments in sales-type leases on this satellite are fully recoverable.

        We began accelerating depreciation on Galaxy 4R beginning in the third quarter of 2003 to coincide with the satellite's revised estimated useful life. As a result, we recorded additional depreciation expense of $7.7 million during 2003. As of March 2004, following the final insurance settlement on this satellite, depreciation on Galaxy 4R has been approximately equal to the monthly depreciation on this satellite before the anomaly occurred. We expect to launch a replacement for Galaxy 4R in 2006.

        The second satellite with failure of both primary and secondary XIPS is PAS-6B. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite's estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 4.9 years from July 9, 2003, the date of the secondary XIPS failure. We do not expect this problem to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite. As a result of this XIPS failure, during 2003 we reduced our total contracted backlog by approximately $360.0 million. The insurance policy on this satellite had an exclusion for XIPS-related anomalies and, accordingly, this was not an insured loss.

        We began accelerating depreciation on PAS-6B beginning in the third quarter of 2003 to coincide with the satellite's revised estimated useful life. As a result, we recorded additional depreciation expense of $6.6 million during 2003. We expect to launch a replacement for PAS-6B in 2007.

        The third satellite with failure of both primary and secondary XIPS is Galaxy 10R. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite's estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 3.6 years from August 3, 2004, the date of the secondary XIPS failure. We do not expect this problem to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite.

        On August 31, 2004, we filed a proof of loss under the insurance policy for Galaxy 10R. During the fourth quarter of 2004, we received all of the expected insurance proceeds for our claim on Galaxy 10R, or approximately $75 million.

        As a result of this event, we recorded approximately $9.1 million of losses in the third quarter of 2004 related primarily to a customer warranty obligation payable at the satellite's end of life and a non-cash write off of a portion of a sales-type lease receivable. These losses and warranty obligations are substantially covered by the Galaxy 10R insurance policies. In connection with the Galaxy 10R insurance settlement, a gain of approximately $9.1 million was recorded during the fourth quarter of 2004, offsetting the third quarter losses. The expected additional depreciation expense resulting from Galaxy 10R's revised estimated useful life will be approximately $3.0 million per year. We expect to launch a replacement for Galaxy 10R in 2007.

        Of our four remaining BSS 601 HP satellites, PAS-5 has a book value of $0 and is no longer in primary customer service. The other three continue to have XIPS available as their primary propulsion system. However, no assurance can be given that we will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. For two of these three satellites, the available bi-propellant life ranges exceeded 5 years from December 31, 2005. The third satellite, Galaxy 13/Horizons 1, which was placed into service in January 2004, has available bi-propellant of approximately 10.9 years from December 31, 2005.

        In December 2004, after reviewing the operating time to failure and other data from failed BSS 601 HP XIPS systems in our fleet and from similar systems owned by others, as reported to us by the manufacturer, we reduced our estimate of the end of useful life of one of our BSS 601 HP satellites, PAS-9, from 2015 to 2013. This resulted in an increase in our annual depreciation expense of $3.0 million beginning in the fourth quarter of 2004. This estimate is based on currently available data from satellite systems similar to PAS-9 and reflects our current expectations for these systems. We plan to replace this satellite prior to the end of its useful life. Because some of our customer contracts do not require their service to continue onto a replacement satellite, this reduction in our estimate of useful life resulted in a reduction in our contracted backlog of approximately $62.0 million as of December 31, 2004. We believe that the net book value of this satellite is fully recoverable. Along with the manufacturer, we continually monitor the performance of our satellites that use these systems and will, as warranted, reevaluate our expectations.

BSS 702 Solar Arrays

        All of our satellites have solar arrays that power their operating systems and transponders and recharge the batteries used when solar power is not available. Solar array performance typically degrades over time in a predictable manner. Additional power margins and other operational flexibility are designed into satellites to allow for such degradation without loss of performance or operating life. Certain BSS 702 satellites have experienced greater than anticipated and unpredictable degradation of their solar arrays resulting from the design of the solar arrays. Such degradation, if continued, results in a shortened operating life of a satellite or the need to reduce the use of the communications payload.

        We currently operate three BSS 702 satellites, two of which are affected by accelerated solar array degradation. On February 19, 2003, we filed proofs of loss under the insurance policies for two of our BSS 702 satellites, Galaxy 11 and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and we expect that both of these satellites will continue to serve these customers until we replace or supplement them with new satellites. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. Due to this continued degradation, based on a review of available data in

December 2004, we reduced our estimate of the end of the useful life of Galaxy 11 from 2015 to 2009 and of PAS-1R from 2016 to 2010, which resulted in an increase in our annual depreciation expense of $22.6 million beginning in the fourth quarter of 2004. We plan to replace these satellites prior to the point at which the solar array degradation would affect operation of the core communications payload. This will accelerate capital expenditures planned for their replacement. Pursuant to our contracts with our customers, a substantial portion of our customer activity on these satellites will continue onto replacement satellites and the reduced estimate of their useful lives will not result in a material reduction in our contracted backlog. We believe that the net book values of these satellites are fully recoverable.

        The third BSS 702 satellite we operate, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

SCP

        Many of our satellites use an on-board secondary spacecraft control processor, or SCP, to provide advanced orientation control and fault protection functions. SCPs are a critical component in the operation of such satellites. Each such satellite has a backup SCP, which is available in the event of a failure. Certain BSS 601 satellites, including our PAS-4 satellite, have experienced primary SCP failures and are operating on their backup SCPs. PAS-4 is operated as a backup satellite that also provides short-term services. We do not anticipate that a failure of the remaining SCP on PAS-4 will cause an interruption of our business or require replacement of a satellite. On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its SCP and was taken out of service. This satellite had no net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results.

        We currently operate three additional BSS 601 satellites. PAS-2 and PAS-3R are both in primary service and are in a group of satellites that has been identified as having heightened susceptibility to the SCP problem. The risk of SCP failure appears to decline as these satellites age. PAS-2 and PAS-3R have been in continuous operation since 1994 and 1996, respectively. Both primary and backup SCPs on these satellites are monitored regularly and remain fully functional. Accordingly, we do not expect SCP failures to occur nor do we anticipate an interruption in business or to require early replacement of these satellites. HGS-3 is no longer in primary service and has a book value of less than $0.5 million.

10.   Long-term Debt

        As of December 31, 2004 and 2005, long-term debt consisted of the following (in thousands):

	2004		2005
	Book Value	Fair Market Value	Book Value	Fair Market Value
6 3/8% Notes due 2008	$150,000	$154,875	$150,000	$150,375
8 1/2% Notes due 2012	1,190	1,190	1,190	1,190
6 7/8% Notes due 2028	125,000	117,500	125,000	119,375
Transaction Related Financing:
Revolving Credit Facility	—	—	—	—
Term Loan A due 2009	674,310	670,938	355,910	357,690
Term Loan B/Term Loan B-1 due 2011	1,647,500	1,650,087	1,643,400	1,659,834
9% Senior Notes due 2014	1,010,000	1,126,150	656,500	689,325
10 3/8% Senior Discount Notes due 2014	255,138	288,080	282,295	290,160

	3,863,138	4,008,820	3,214,295	3,267,949
Less: current maturities	4,100	4,106	16,600	16,766

Total Long-Term Debt	$3,859,038	$4,004,714	$3,197,695	$3,251,183

        Fair value amounts were determined based on quoted market prices for the Notes or on current rates available to us for debt with similar maturities and similar terms.

        On October 19, 2004, pursuant to Rule 144A under the Securities Act of 1933, as amended, we issued $416.0 million aggregate principal amount at maturity of our 10 3/8% senior discount notes due 2014. All of the proceeds of that offering, less discounts, commissions and expenses, or approximately $245.8 million, were paid on October 19, 2004 as a dividend to our stockholders. On May 31, 2005, we exchanged all the outstanding notes for an equal amount of 10 3/8% senior discount notes due 2014, or Senior Discount Notes, which are registered under the Securities Act of 1933 and which have substantially similar terms. The Senior Discount Notes accrete at the rate of 10 3/8% per annum, compounded semi-annually to, but not including, November 1, 2009. From and after November 1, 2009, cash interest on the Senior Discount Notes will accrue at the rate of 10 3/8% per annum, and will be payable semiannually in arrears on May 1 and November 1 of each year, commencing on May 1, 2010, until maturity. As of December 31, 2005, the accreted balance of approximately $282.3 million was outstanding in relation to these notes.

        We incurred approximately $6.7 million of deferred financing costs in relation to the issuance of the Senior Discount Notes. These deferred financing costs were capitalized and are being amortized to interest expense over the 10 year life of the Senior Discount Notes.

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

        In connection with the Recapitalization, we (i) entered into senior secured credit facilities consisting of an $800.0 million Term Loan A Facility, a $1,660.0 million Term Loan B Facility and a $250.0 million revolving credit facility, of which $42.6 million was drawn; (ii) issued $1,010.0 million of our 9% senior notes due 2014; (iii) terminated and repaid our Old Credit Facility; (iv) completed a tender offer for substantially all of our $275.0 million 6.125% Notes due 2005 and our $800.0 million

8 1/2% Senior Notes due 2012; and (v) completed the redemption of our remaining 6.125% Notes due 2005 in October 2004. In September 2004, we repaid the outstanding balance under our revolving credit facility.

        In conjunction with the Recapitalization, in the third quarter of 2004, we wrote-off debt issuance costs and recorded a charge within interest expense of $15.1 million related to the prepayment of our pre-existing debt. Also in conjunction with the Recapitalization, we capitalized approximately $142.3 million to debt issuance costs and approximately $8.8 million to equity. The debt issuance costs are classified on our balance sheet within Deferred Charges and Other Assets and will be amortized to interest expense over the terms of the related debt obligations.

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

  •
  permit the payment of the management fee payable to the Sponsors in connection with the termination of the management services agreement. (See Note 14 "Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization—Transactions with the Sponsors and their Affiliates"); and

  •
  conform the change of control definition to the change of control definition in the indenture governing PanAmSat's 9% senior notes.

        During the year ended December 31, 2005, we recorded non-cash interest expense charges totaling approximately $56.0 million for unamortized debt issuance costs written off as a result of the $353.5 million redemption of PanAmSat's 9% senior notes and the $318.4 million of voluntary debt repayments made on PanAmSat's Term Loan A facility during this period.

        Borrowings under PanAmSat's senior secured credit facilities bear interest at the borrower's option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin, and are subject to adjustment based on a pricing grid.

        PanAmSat's senior secured credit facilities are comprised of a $250.0 million revolving credit facility, which will terminate in August 2009, an $800.0 million Term Loan A Facility, which matures in August 2009 (of which $355.9 million was outstanding at December 31, 2005), and a $1,660.0 million Term Loan B-1 Facility, which matures in August 2011 (of which $1,643.4 million was outstanding at December 31, 2005). At December 31, 2005, the interest rate on the Term Loan A Facility was 6.13% (1 month LIBOR of 4.38% plus 1.75%). At December 31, 2005, the Term Loan B-1 facility was split into two tranches in order to provide for the principal payment of $4.2 million which is due on February 21, 2006. The first tranche in the amount of $4.2 million, which is subject to the principal paydown, had an interest rate of 6.44% (2 month LIBOR of 4.44% plus 2.00%). The remaining tranche, in the amount of $1,639.3 million, had an interest rate of 6.49% (3 month LIBOR of 4.49% plus 2.00%). These rates are subject to change based upon our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of December 31, 2005 on an annual basis was 0.25%. As of December 31, 2005 we had outstanding letters of credit totaling $49.1 million and the revolving credit facility was undrawn. Outstanding letters of credit reduce our ability to borrow against the revolving credit facility by an equivalent amount. Any amounts borrowed under the revolving credit facility would bear interest at LIBOR plus 1.75% as of December 31, 2005, although this interest rate is subject to adjustment based on our total leverage ratio.

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

        On August 22, 2004, we completed a tender offer and consent solicitation to purchase any and all of the outstanding $800.0 million aggregate principal amount of our 8 1/2% Senior Notes due 2012 for cash. Not all of these notes were tendered and, as a result, approximately $1.2 million aggregate principal amount will remain outstanding through the original maturity date. As required by our senior secured credit facilities, we repaid our Term A Facility by the amount of the 8 1/2% Senior Notes that remained outstanding after the tender offer. The remaining 8 1/2% Senior Notes due 2012 are unsecured, and are unconditionally guaranteed by each of PanAmSat's existing domestic restricted subsidiaries.

        On August 22, 2004, we completed a tender offer to purchase any and all of the outstanding $275.0 million aggregate principal amount of our 6 1/8% Notes due 2005 for cash. On October 22, 2004, we completed a redemption of our remaining $24.2 million 6 1/8% Notes due 2005 that were not purchased in the tender offer from cash on hand.

        In conjunction with the Recapitalization, in the third quarter of 2004, we wrote-off debt issuance costs and recorded a charge within interest expense of $15.1 million related to the prepayment of our pre-existing debt. Also in conjunction with the Recapitalization, we capitalized approximately $142.3 million to debt issuance costs and approximately $8.8 million to equity. The debt issuance costs are classified on our balance sheet within Deferred Charges and Other Assets and will be amortized to interest expense over the terms of the related debt obligations.

        On November 19, 2004, proceeds from our Galaxy 10R insurance claim received through that date of approximately $69 million, along with cash on hand, were utilized to make a voluntary prepayment of approximately $137 million under our senior secured credit facilities. Approximately $124.5 million of this prepayment was applied to the Term Loan A Facility, while the remaining $12.5 million was applied to the Term Loan B Facility. Through November 30, 2004, we received all of the expected insurance proceeds for our claim on Galaxy 10R, or approximately $75 million. In connection with this repayment, in the fourth quarter of 2004, we wrote-off related debt issuance costs and recorded a charge within interest expense of approximately $5.2 million.

        In June 2004, we repaid from available cash on hand the $349.1 million outstanding balance under the Term Loan B-1 Facility of our Old Credit Facility. In conjunction with this repayment, we recorded a charge of $5.5 million within interest expense as a result of the write-off of unamortized debt issuance costs related to that loan facility and a charge of $0.5 million within interest expense representing the amount accumulated within other comprehensive income (loss) related to our $100.0 million interest rate swap on that loan facility entered into during the third quarter of 2002. The hedge liability was not impacted by the repayment of that facility. In August 2005, this agreement expired. See Note 11 "Interest Rate Swap Agreements".

        As of December 31, 2005, we also had outstanding 10 and 30-year fixed rate notes totaling $275.0 million which were issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of December 31, 2005, are $150.0 million at 6.375% due 2008 and $125.0 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

        We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of December 31, 2005, we were in compliance with all such covenants.

        Annual maturities of long-term debt as of December 31, 2005, including accretion of interest to be paid at maturity on our 10 3/8% Senior Discount Notes due 2014, are as follows (in thousands):

Year Ending December 31,	Amount Due
2006	$16,600
2007	20,050
2008	324,060
2009	211,600
2010	16,600
2011 and thereafter	2,759,090

Total	$3,348,000

        Interest expense for 2003, 2004 and 2005 is presented net of interest income of $13.3 million, $7.4 million and $3.2 million, respectively, and net of capitalized interest for 2003, 2004 and 2005 of $13.9 million, $8.5 million and $25.5 million, respectively. Included in interest expense during 2003, 2004 and 2005 were approximately $10.7 million, $25.8 million and $56.0 million, respectively, associated with the write-offs of unamortized debt issuance costs related to the repayment of debt during those years.

11.   Interest Rate Swap Agreements

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

Start Date	End Date	Total Notional Amount	PanAmSat Corporation pays banks	Banks pay PanAmSat Corporation
3/14/2005	6/14/2005	$1,250,000,000	3.000%	3.000%
6/14/2005	9/14/2005	$1,250,000,000	3.548%	3.400%
9/14/2005	12/14/2005	$1,250,000,000	3.922%	3.857%
12/14/2005	3/14/2006	$1,250,000,000	4.178%	4.489%
3/14/2006	6/14/2006	$1,250,000,000	4.316%	3 Month LIBOR
6/14/2006	9/14/2006	$1,250,000,000	4.422%	3 Month LIBOR
9/14/2006	12/14/2006	$1,250,000,000	4.523%	3 Month LIBOR
12/14/2006	3/14/2007	$1,250,000,000	4.610%	3 Month LIBOR
3/14/2007	6/14/2007	$1,250,000,000	4.646%	3 Month LIBOR
6/14/2007	9/14/2007	$1,250,000,000	4.681%	3 Month LIBOR
9/14/2007	12/14/2007	$1,250,000,000	4.714%	3 Month LIBOR
12/14/2007	3/14/2008	$1,250,000,000	4.763%	3 Month LIBOR
3/14/2008	6/14/2008	$625,000,000	4.802%	3 Month LIBOR
6/14/2008	9/14/2008	$625,000,000	4.839%	3 Month LIBOR
9/14/2008	12/14/2008	$625,000,000	4.876%	3 Month LIBOR
12/14/2008	3/14/2009	$625,000,000	4.912%	3 Month LIBOR
3/14/2009	6/14/2009	$625,000,000	4.943%	3 Month LIBOR
6/14/2009	9/14/2009	$625,000,000	4.970%	3 Month LIBOR
9/14/2009	12/14/2009	$625,000,000	4.997%	3 Month LIBOR
12/14/2009	3/14/2010	$625,000,000	5.023%	3 Month LIBOR

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

        The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. From the inception of the interest rate swap agreement through May 24, 2005, the interest rate swap was undesignated and the decrease in the fair value of the interest rate swap of approximately $18.6 million was recorded within loss on undesignated interest rate swap in our consolidated statement of operations for the quarter ended June 30, 2005, in accordance with the provisions of SFAS 133. Between May 25, 2005 and June 30, 2005, the interest rate swap was designated as a cash flow hedge and deemed effective, and therefore qualified for hedge accounting treatment under SFAS 133. In accordance with SFAS 133, changes in the hedged asset or liability representing the effectiveness of the hedge were recorded within comprehensive income (loss) in our consolidated balance sheet. The ineffective portion of the hedge (approximately $630 thousand) was recorded as an adjustment to interest expense in the consolidated statement of operations for the quarter ended June 30, 2005.

        Pursuant to SFAS 133 we are required to perform a quarterly analysis of the effectiveness of the hedge. Under SFAS 133 in order to maintain the effectiveness of the hedge, an effectiveness rate of between 80% and 125% must be maintained. This effectiveness rate is calculated by dividing the cumulative change in the hedge liability by the cumulative change in the cash flows of the debt being hedged. As of September 30, 2005, we completed our effectiveness assessment in relation to this swap agreement. As a result of this test, it was determined that the interest rate swap agreement was no longer an effective hedge, and therefore, did not qualify for hedge accounting treatment under

SFAS 133. As a result, the interest rate swap was undesignated through December 31, 2005 and therefore the increase in the fair value of the interest rate swap from July 1, 2005 through December 31, 2005 of approximately $25.2 million was recorded as a gain on undesignated interest rate swap in our consolidated statement of operations for year ended December 31, 2005. The net gain on undesignated interest rate swap for year ended December 31, 2005 was $6.6 million. As of December 31, 2005 the asset related to this interest rate swap of $3.9 million was included in deferred charges and other assets—net within our consolidated balance sheet.

        On the interest rate reset date of December 14, 2005, the interest rate which the counterparties will utilize on March 14, 2006 to compute interest due to PanAmSat was determined to be 4.489%. This will result in the counterparties paying PanAmSat approximately $971 thousand on March 14, 2006 (the difference between the rate PanAmSat must pay of 4.178% and the rate it will receive from the counterparties of 4.489%).

12.   Income Taxes

        The income tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2003	2004	2005
Taxes currently (receivable) payable:
U.S. federal	$—	$—	$—
Foreign	1,560	1,500	1,455
State and local	1,421	1,250	1,583

Total	2,981	2,750	3,038

Deferred tax (benefits) liabilities:
U.S. federal	8,801	(91,545)	(11,512)
Foreign	16,387	555	2,543
State and local	(573)	(5,061)	(4,494)
Change in valuation allowance	7,414	—	—

Total	32,029	(96,051)	(13,463)

Total income tax provision (benefit)	$35,010	$(93,301)	$(10,425)

        The income tax provision was different than the amount computed using the U.S. statutory income tax rate for the reasons set forth in the following table (in thousands):

	Year Ended December 31,
	2003	2004	2005
Expected tax at U.S. statutory income tax rate	$47,090	$(60,302)	$21,806
U.S. state and local income tax rates—net of federal income tax effect	551	(2,477)	(716)
Extraterritorial income exclusion tax benefit	(36,620)	(27,328)	(30,829)
Foreign withholding taxes	16,387	1,012	1,972
Transaction costs	—	—	(3,842)
Change in valuation allowance	7,414	—	—
Other	188	(4,206)	1,184

Total income tax provision (benefit)	$35,010	$(93,301)	$(10,425)

        The extraterritorial income exclusion will be reduced in subsequent years because of changes to the Federal tax law. We have certain contracts which are grandfathered under the tax law.

        Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	2004		2005
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Basis differences in satellites and other property, plant and equipment	$—	$211,317	$—	$191,052
Performance incentives	37,451	—	40,646	—
Customer deposits	30,082	—	27,219	—
Accruals and advances	41,381	—	44,002	—
Tax credit carryforwards	17,343	—	17,343	—
Net operating loss carryforwards	70,368	—	73,440	—
Other	2,668	11,938	7,892	12,596

Gross deferred taxes	199,293	223,255	210,542	203,648
Valuation Allowance	—	—	—	—

Net deferred taxes	$199,293	$223,255	$210,542	$203,648

        At December 31, 2005, we had deferred tax liabilities of $203.6 million of which $4.9 million of the deferred tax liability was classified as current. We also had deferred tax assets of $210.5 million, of which $21.6 million was classified as current. Included in the non-current deferred tax assets at December 31, 2005 was $17.3 million of alternative minimum tax credits that can be carried forward indefinitely. Also included in non-current deferred tax assets was $73.4 million of deferred tax assets relating to federal and state net operating losses generated subsequent to the PanAmSat Recapitalization that expire in varying amounts over the period of 2014–2024 if not utilized. Management does not believe a valuation allowance is necessary as of December 31, 2005. (See Note 2 "Significant Accounting Policies—Income Taxes").

        Issues regarding our taxability in foreign jurisdictions have been raised by various tax authorities. Such authorities have proposed tax adjustments and we have vigorously contested them. In 2004 and 2005, we increased our income tax provision for these adjustments and, in management's opinion, adequate provision has been made for all open years.

        In 2005, the Internal Revenue Service completed an examination of the GM consolidated tax group for the years 1998-2000 of which we were a member, and commenced an examination of the GM consolidated tax group for the years 2001–2003. As a result, our federal income tax returns for those years are currently under examination. Management believes that adequate provision has been made for any adjustment which might be assessed as a result of these examinations. Any amounts that would be payable under the examination are fully indemnified under the tax separation agreement with the DIRECTV Group.

13.   Acquisitions

        On March 7, 2003, we acquired substantially all of the assets of Hughes Global Services, Inc. ("HGS") from our affiliate, The DIRECTV Group, for approximately $8.4 million in cash and the assumption of certain related liabilities. In connection with this transaction, the HGS-3, HGS-5 and Leasat satellites are now operated as part of our fleet. The historical cost of the net assets acquired was $3.1 million. Since we and HGS were under the common control of The DIRECTV Group, the excess purchase price over the historical cost of the net assets acquired of approximately $5.3 million was recorded as a reduction to our stockholders' equity on the accompanying consolidated balance sheet as of December 31, 2003 net of deferred income taxes of approximately $1.9 million.

        On August 27, 2003, as part of our strategic initiative to expand our government service offerings, we acquired a telecommunications firm based outside of Washington, D.C. that specializes in providing end-to-end services and solutions to the U.S. Government, Esatel Communications, Inc. ("Esatel") and its related entity, Silver Springs Teleport, LC.

        To complement our ground infrastructure, in November 2003, we purchased Sonic Telecommunications International Ltd. ("Sonic"), a provider of international high-definition multimedia transmission services and business applications.

        The aggregate purchase price for the Esatel and Sonic acquisitions was $12.2 million. The net assets acquired included receivables, property, plant and equipment, customer lists, IRUs and goodwill as well as certain assumed liabilities.

        On August 31, 2005, PanAmSat acquired multiple European orbital slots, as well as a satellite with European, Middle Eastern, African and Asian coverage from Alcatel, a French communications company, for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.7 million, including $9.0 million of contingent performance payments due to Alcatel in addition to the purchase price. We are still finalizing our purchase price allocation for this aquisition. This acquisition was accomplished in order to strengthen our presence in these markets and expand our global reach into key growth regions. Through December 31, 2005, we paid $42.5 million of this aggregate purchase price from cash on hand. The satellite acquired, formerly known as Europe*Star 1, was renamed PAS-12, and is capable of providing a broad range of enhanced services to European customers for program distribution, broadcast contribution and enterprise networking. The agreement provides for purchase price installments during 2006 of $20.2 million and performance payment installments plus related interest contingent on the future performance of the satellite. The results of this acquisition have been included in our fixed satellite services segment from the date of acquisition.

        The results of Esatel and HGS have been included in our Government Service segment from the dates of acquisition. The results of Sonic and the acquisition from Alcatel have been included in our Fixed Satellite Services segment from the dates of acquisition.

14.   Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization

Transactions with The DIRECTV Group and its Affiliates

        Until the consummation of the Recapitalization on August 20, 2004, The DIRECTV Group and its affiliates were related parties of ours.

        During the fourth quarter of 2003, we agreed to amend our transponder lease agreements with DIRECTV Latin America, or DTVLA. This amendment became effective in February 2004 upon DTVLA's emergence from the Chapter 11 bankruptcy process. In conjunction with these amendments we agreed to accept reduced cash payments in the early years, most of which we expect to recapture in later years, and The DIRECTV Group has agreed to guarantee all of the transponder lease agreements with DTVLA for a period of five years.

        We entered into new contractual arrangements with affiliates of The DIRECTV Group in connection with the Recapitalization at rates which, we believe, approximate market rates. These contractual arrangements include the extension of transponder lease agreements with Hughes Network Systems, Inc., the extension of The DIRECTV Group guarantees of our transponder lease agreements with DTVLA, the purchase of additional transponder capacity for DTH services in Latin America, and the extension of existing and the entering into of new TT&C services agreements with DIRECTV Operations LLC. In addition, in connection with the Recapitalization, The DIRECTV Group paid us $9.2 million for certain past due receivables from, and guaranteed certain future obligations of, our customer Sky Multi-Country Partners, an affiliate of The News Corporation.

        During 2003, we transferred an authorization for a Ka-band orbital slot to Hughes Network Systems, Inc., or HNS, an affiliate, in exchange for a contingent payment of approximately $2.1 million. The payment was payable upon the launch of a satellite by HNS to such orbital slot. The Federal Communications Commission has approved the transfer of this authorization. In the fourth quarter of 2005, HNS launched a satellite to this orbital slot and we recognized other income of approximately $2.1 million within our 2005 consolidated statement of operations related to this orbital slot fee and recorded the related receivable on our consolidated balance sheet at December 31, 2005.

        On April 20, 2004, PanAmSat entered into a definitive transaction agreement with The DIRECTV Group, Merger Sub, a wholly-owned subsidiary of The DIRECTV Group, and Constellation, an affiliate of KKR for the Recapitalization (See Note 4 "PanAmSat Merger, Subsequent Sale and Related Transactions").

        In June 2004, we paid The DIRECTV Group $28.5 million to reimburse them in full for amounts they previously paid on our behalf to the manufacturer of the Galaxy 16 satellite (See Note 8 "Satellites and Other Property and Equipment—Net").

        Concurrently with the execution of the transaction agreement, PanAmSat entered into a tax separation agreement with The DIRECTV Group that supersedes four earlier tax-related agreements among ourselves, The DIRECTV Group and certain of its affiliates. PanAmSat and The DIRECTV Group have agreed to handle tax matters with respect to the tax periods covered by the tax separation agreement, including tax return preparation, audits, appeals and litigation, in a manner consistent with the past practice of The DIRECTV Group and ourselves before the acquisition. In addition, PanAmSat and The DIRECTV Group have agreed to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, periods ending on or prior to the day of the closing of the Recapitalization.

        Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify PanAmSat for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from PanAmSat regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes PanAmSat is required to pay under the tax separation agreement. In addition, The DIRECTV Group has agreed to indemnify PanAmSat for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

        The tax separation agreement became effective upon the consummation of the Recapitalization on August 20, 2004 and will remain effective until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates.

        In relation to the tax separation agreement we entered into with The DIRECTV Group as part of the Recapitalization, we have recorded a $41.0 million receivable at December 31, 2005 related to foreign withholding tax claims made against us by the Indian government, the related payments made to date by us on those claims, and for certain other foreign and domestic tax claims against us and tax payments made by us.

        We provide satellite capacity, TT&C, and other related services and facilities to several subsidiaries of The DIRECTV Group and purchase certain services and equipment from a subsidiary of The DIRECTV Group. Additionally, for the period prior to the consummation of the Recapitalization, we reimbursed The DIRECTV Group for the allocated costs of certain jointly incurred expense items, principally relating to administrative and other expenses. During the year ended December 31, 2003 and for the period from January 1, 2004 through August 29, 2004, revenues derived from The DIRECTV Group and its affiliates were $128.9 million and $82.3 million, respectively, or approximately 15.5% and 15.1% of our revenues for those same periods, respectively.

        The aggregate amounts of related party transactions with The DIRECTV Group and its affiliates for the year ended December 31, 2003 and the period from January 1, 2004 through August 19, 2004 are summarized below (in thousands):

	2003	Period From January 1, 2004 Through August 19, 2004
Satellite Services Revenues:
Operating lease revenues	$114,292	$75,372
Other satellite services	14,641	6,929

Total Satellite Services Revenues	$128,933	$82,301

Purchased Services and Equipment	$4,150	$3,213

Allocations of administrative and other expenses	$1,906	$1,306

        In addition, The DIRECTV Group leases office space to us in Long Beach, California and land for our teleport in Castle Rock, Colorado, and permits the participation by us and our employees in certain discount programs. Prior to the Recapitalization, The DIRECTV Group provided general liability insurance and certain administrative services to us, including the provision of certain advisory and audit services. During the year ended December 31, 2003, and for the period from January 1, 2004 through August 19, 2004, we incurred expenses related to such arrangements with The DIRECTV Group of approximately $1.9 million and $1.3 million, respectively.

Transactions with The News Corporation and its Affiliates (Other than The DIRECTV Group)

        Until the consummation of the Recapitalization on August 20, 2004, The News Corporation and its affiliates were related parties of ours.

        We are a party to agreements with The News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. During the year ended December 31, 2003 and for the period from January 1, 2004 through August 29, 2004, revenues derived from The News Corporation and its affiliates were $91.8 million and $55.1 million, respectively, or approximately 11.0% and 10.1% of our revenues for those same periods, respectively.

        In January 2004, Fox Entertainment Group, Inc., a subsidiary of The News Corporation, and we signed a multi-year, multi-satellite agreement, the terms of which provide that Fox Entertainment will consolidate its entire suite of U.S. cable and broadcast programming onto our global fleet for 15 years and move a significant portion of its international traffic onto the fleet for the next decade. Fox Entertainment is now one of our largest media customers and one of our top five global customers.

Effect of the Recapitalization

        As a result of the Recapitalization, effective August 20, 2004, The DIRECTV Group and The News Corporation were no longer related parties of ours and the Sponsors and their affiliates became related parties of ours.

Transactions with The Sponsors and Their Affiliates

        The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements for an aggregate consideration of $10.0 million. For the period from January 1, 2005 through March 22, 2005, we recorded approximately $10.4 million of expense for these management fees (including the termination payment). The annual advisory fee did not include, and the Sponsors may receive, additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Sponsors perform services above and beyond those previously called for by the agreements. For the period August 20, 2004 through December 31, 2004, we recorded approximately $0.7 million of expense for these management fees, of which $0.1 million was paid through December 31, 2004. In addition, in consideration for structuring services rendered in connection with the Recapitalization, which services included financial advisory services and capital structure review, the Sponsors received an aggregate transaction fee of $50.0 million and were reimbursed for out-of-pocket expenses of approximately $1 million. During the year ended December 31, 2005, we reimbursed the Sponsors for $0.2 million for expenses incurred.

        During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.3 million of expenses during 2004 to Capstone, of which, approximately $0.2 million was paid through December 31, 2004. We recorded approximately $0.6 million of expenses during the year ended December 31, 2005 related to Capstone Consulting, all of which was paid through December 31, 2005.

        Certain members of our board of directors whose services are compensated are principals of or are affiliated with the Sponsors.

        We provide satellite capacity, TT&C and other related services to affiliates of the Sponsors. Revenues for these services were $3.7 million and $4.6 million for the years ended December 31, 2004 and 2005, respectively. As of December 31, 2004 and 2005, we had customer receivables related to these affiliates of approximately $74 thousand and $550 thousand, respectively.

        Included in our total contracted backlog of $4.50 billion as of December 31, 2005 is approximately $14.8 million of contracted backlog from these affiliates of the Sponsors. Contracted backlog represents future cash payments expected from customers under all long-term contractual agreements.

        During the years ended December 31, 2004 and 2005, we procured $0.6 and $1.0 million, respectively of insurance and insurance-related services from an affiliate of one of the Sponsors.

        The following table provides summary information relative to our accounts receivable from and accounts payable to the Sponsors and their affiliates as of December 31, 2004 and 2005 (in thousands):

	December 31,
	2004	2005
Due from affiliates	$74	$550

Due to affiliates	$831	$—

Other Related Party Transactions

        PanAmSat has a 50% ownership interest in the Horizons-1 joint venture, which it accounts for under the equity method of accounting (see Note 2 "Significant Accounting Policies"). PanAmSat leases Ku-band satellite capacity on the Horizons I satellite, which is owned by this joint venture. During the years ended December 31, 2003, 2004 and 2005, PanAmSat recorded expenses of approximately $0, $3.2 million and $3.7 million, respectively, in relation to the lease of such Ku-band satellite capacity.

15.   Retirement and Incentive Plans

Employee Benefit Plans:

        Defined Contribution Plans 401(k) Plan—PanAmSat has a 401(k) plan for qualifying employees for which it matches a portion of the employee contributions. Prior to the Recapitalization, PanAmSat made this match in the form of shares of its common stock; since the Recapitalization, PanAmSat has made this match in the form of cash. The number of shares contributed to the plan and the respective market values were 389,992 and 196,491 shares and $2.1 million and $1.4 million for 2003 and 2004, respectively. The cash contributions made to the plan for 2004 and 2005 were $0.6 million and $1.9 million, respectively.

        Deferred Compensation Plan—PanAmSat has a Supplemental Savings Plan and a Deferred Compensation Plan for eligible employees. Under both plans, executives and other highly compensated employees are entitled to defer a portion of their compensation to future years. The annual amount that can be deferred is subject to certain limitations, and a portion of the employee's contribution may be matched if the employee elected to defer the maximum amount permissible under the 401(k) plan and the Internal Revenue Code of 1986, as amended. The maximum annual match under the 401(k) plan is limited to an aggregate level of 4% of annual compensation. The matched portion of the Supplemental Savings Plan consists of "credits" which vest when awarded. Contributions that receive employer matching are required to be deferred until termination of employment, and any non-matched contributions may be deferred over a period selected by the employee. In addition, PanAmSat, at its discretion, may make contributions to the Deferred Compensation Plan and the Supplemental Savings Plan for the benefit of any participant as supplemental compensation. The Deferred Compensation Plan and the Supplemental Savings Plan are unfunded plans, and the deferrals and matching credits will receive earnings based upon rates set by the Compensation Committee of PanAmSat's board of directors (the "Compensation Committee"), but in no event will these amounts earn less than 100% of the Moody's Corporate Bond Index Rate. In July 2004, PanAmSat's board of directors amended the Deferred Compensation Plan and the Supplemental Savings Plan to permit certain senior executives to elect to have all or part of their accounts under the plans invested in deferred stock units, each of which represented the notional right to receive a share of common stock in PanAmSat. The deferred stock units were converted into a notional right to receive a share of common stock in Holdco at the same conversion ratio as for the other transactions in the Recapitalization. As of the date of conversion, these deferred stock units represented the notional right to receive 202,213 shares of Holdco common stock, on an adjusted basis, with a value of $1.5 million. We reclassified this amount from our liability for deferred compensation plans to additional paid-in capital as these deferred stock units will be paid out in shares of Holdco common stock rather than in cash. Additionally, these deferred stock units are entitled to accrue credits in the same amount as dividends paid to holders of Holdco's common stock. For the years ended December 31, 2004 and 2005, the Company's liability for deferred compensation was credited with $0.7 million and $0.8 million, respectively, in relation to these deferred stock units. As of December 31, 2004 and 2005, our liabilities for these two plans totalled $11.0 million and $13.7 million, respectively.

        1997 Stock Incentive Plan—On May 5, 1997, PanAmSat's board of directors adopted the PanAmSat Corporation Long-Term Stock Incentive Plan (the "1997 Stock Plan"), which provides for the granting of nonqualified stock options, incentive stock options, alternate appreciation rights, restricted stock, performance units and performance shares to executive officers, other employees, directors and its independent contractors. Awards were granted at the discretion of the Compensation Committee on such terms as the committee decided. Effective December 7, 2000, PanAmSat amended the 1997 Stock Plan to provide that, upon a "Change-in-Control" (as defined) of it, all unvested stock options and other awards granted under the 1997 Stock Plan would immediately vest and become exercisable, and restrictions on any awards such as restricted stock would immediately lapse.

        As approved by PanAmSat's board of directors in December 2000 and as subsequently ratified by its stockholders in June 2001, and as adjusted for the August 20, 2004 stock split and the March 1, 2005 reverse stock split, the maximum number of shares of common stock that could be issued under the 1997 Stock Plan was increased to 50,219,186. Upon consummation of the Recapitalization, which constituted a change-in-control as defined in the 1997 Stock Plan, all outstanding employee stock options vested and became exercisable, and all outstanding restricted shares and restricted stock units vested immediately prior to the Merger. PanAmSat recorded a charge of approximately $8.3 million within Transaction-related costs in its consolidated statement of operations in relation to the acceleration of vesting of these options, restricted shares and restricted stock units. Also in conjunction with the Recapitalization, the exercise prices of certain employee options were modified. As a result of these modifications, PanAmSat recorded additional expense of approximately $1.2 million within Transaction-related costs in its consolidated statement of operations. Holders of options and restricted stock units were entitled to receive (i) with respect to in-the-money options, cash equal to the difference between the exercise price and the $23.50 per share price paid in the Recapitalization, and (ii) with respect to restricted shares and restricted stock units cash in the amount of $23.50 per share, or $8.17 per share after giving effect to the stock split and the reverse stock split. All out-of-the-money stock options were cancelled without payment. Certain members of PanAmSat's management agreed not to have certain of their equity interests cashed out in the Recapitalization; existing options, restricted shares and restricted stock units granted to such individuals remain outstanding as options and shares.

        In October 2004, Holdco assumed the 1997 Stock Plan, and the outstanding stock options were converted into an aggregate of 762,372 options to purchase shares in Holdco common stock. The maximum number of shares of Holdco common stock that may be issued pursuant to the plan is 762,372 shares. The 1997 Stock Plan is administered by the Compensation Committee. As of December 31, 2004, nonqualified options for 762,372 shares of common stock (net of options expired or terminated) have been granted under the 1997 Stock Plan. Such options were granted with an exercise price equal to 100% of the fair market value at the date of grant and vest ratably over three to four years. These options have since been modified. In 2002, 2003 and 2004, we issued 5,509,509, 141,542 and 139,097 options, respectively, under the existing annual grant program with ratable vesting over three years. No new awards have been made under the 1997 Stock Plan since March 31, 2004.

        2004 Stock Option Plan—On August 20, 2004, PanAmSat's board of directors adopted the 2004 Stock Option Plan for Key Employees of PanAmSat Corporation (the "2004 Stock Plan"), which provides for the granting of stock options, stock appreciation rights and dividend equivalent rights to executive officers, other employees, and others having a relationship with it or its subsidiaries. In 2004, PanAmSat granted options to purchase 3,578,828 shares of common stock.

        In October 2004, Holdco assumed the 2004 Stock Plan in connection with the Contribution and all outstanding options became options of Holdco. Subsequently, Holdco granted 702,597 options in October 2004 and 26,339 options in February 2005. As of December 31, 2005, nonqualified options for 4,307,764 shares of common stock (net of options expired or terminated) have been granted under the 2004 Stock Plan since the Recapitalization. The 2004 Stock Plan is administered by the Compensation Committee. The maximum number of shares that can be issued under the 2004 Stock Plan is 9,500,000.

        In October 2004, the exercise price of all outstanding options granted to date under the 1997 Stock Plan and the 2004 Stock Plan was reduced by $3.39 to reflect the decrease in per share value arising from the issuance of Holdco's Senior Discount Notes and the payment of dividends to its stockholders.

        Activity in the 1997 Stock Plan and the 2004 Stock Plan during the past three years is summarized below:

	Shares	Weighted Average Exercise Price	Range
1997 Stock Plan
Outstanding at January 1, 2003	19,462,776	$11.22	$5.09–$21.99
Options granted	141,542	5.54	4.91–7.49
Options exercised	(4,934)	6.82	6.03–7.38
Options expired or terminated	(1,481,316)	11.34	5.03–21.99

Outstanding at December 31, 2003	18,118,068	$11.18	$4.91–$21.99
Options granted	139,097	8.50	8.50
Options exercised	(313,013)	7.35	5.09–8.11
Options expired or terminated	(1,172,903)	12.10	4.91–21.99
Options cancelled due to Recapitalization	(12,011,648)	12.67	8.50–21.99
Options cashed out due to Recapitalization	(3,997,229)	7.33	4.91–8.14

Outstanding at December 31, 2004	762,372	$3.46	$3.43–$4.04
Options granted	—	—	—
Options exercised	—	—	—

Outstanding at December 31, 2005	762,372	$3.46	$3.43–$4.04

Options exercisable at December 31, 2003	11,840,442	$11.89	$5.09–$21.99

Options exercisable at December 31, 2004	762,372	$3.46	$3.43–$4.04

Options exercisable at December 31, 2005	762,372	$3.46	$3.43–$4.04

2004 Stock Plan
Outstanding at January 1, 2004	—	$—	$—
Options granted	4,281,425	4.21	4.21

Outstanding at December 31, 2004	4,281,425	$4.21	$4.21
Options granted	26,339	18.04	$18.04

Outstanding at December 31, 2005	4,307,764	$4.29	$4.21–$18.04

Options exercisable at December 31, 2004	—	$—	$—

Options exercisable at December 31, 2005	861,556	$4.29	$4.21–$18.04

Range of Exercise Prices	Options Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of options outstanding	Options Exercisable As of December 31, 2005	Weighted Average Exercise Price of options exercisable
1997 Stock Plan
$3.43–$4.04	762,372	8.63	$3.46	762,372	$3.46

2004 Stock Plan
$4.21–$18.04	4,307,764	8.67	$4.29	861,556	$4.29

        Effective January 1, 2003, PanAmSat adopted the fair value recognition provision of SFAS 123, prospectively, to all employee awards granted on or after January 1, 2003, pursuant to SFAS 148, as revised by SFAS No. 123(R). Therefore, we recorded compensation expense for employee stock options granted after December 31, 2002, but not in relation to previous awards granted. The following table illustrates the effect on net income (loss) as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands):

	Year Ended December 31,
	2003	2004	2005
Net income (loss) as reported	$99,532	$(78,988)	$72,729
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,157	7,909	1,597
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(8,875)	(10,318)	(1,597)

Pro forma net income (loss)	$91,814	$(81,397)	$72,729

Earnings (loss) per share:
Basic—as reported	$0.23	$(0.26)	$0.65

Diluted—as reported	$0.23	$(0.26)	$0.64

Basic—pro forma	$0.21	$(0.27)	$0.65

Diluted—pro forma	$0.21	$(0.27)	$0.64

        The pro forma amounts for compensation cost may not necessarily be indicative of the effects on operating results for future periods.

        During 2004 and 2005, we issued the following awards:

Quarterly Grants:	Employee Stock Options Granted	Restricted Stock Units Granted	Restricted Stock Granted
March 31, 2004	139,097	5,754	—
June 30, 2004	—	—	—
September 30, 2004	3,578,828	—	—
December 31, 2004	702,597	—	—
March 31, 2005	26,339	—	—
June 30, 2005	—	—	17,470
September 30, 2005	—	—	—
December 31, 2005	—	—	—

        Prior to the consummation of the Recapitalization, employee stock options granted by PanAmSat before June 30, 2004 were scheduled to vest ratably over three to four years. The stock options granted in the third and fourth quarters of 2004 by both PanAmSat and Holdco vest over five to eight years. Certain of the awards granted in the third and fourth quarters of 2004 vest over a five-year period based upon the passage of time and the remainder vest over an eight year period, which may be reduced if certain pre-established company operating performance targets are achieved. The 2005 operating performance targets established for the plan were met, resulting in the accelerated vesting of 20%, or 445,814, of the 2,229,072 outstanding performance based options. Compensation expense for these nonqualified stock options is based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. We recorded stock compensation expense of $0.3 million and $1.4 million in 2004 and 2005, respectively, in relation to the options granted under the 2004 Stock Option Plan.

        On April 30, 2003, PanAmSat's Compensation Committee approved the issuance of up to 1,438,439 restricted stock units under the 1997 Stock Plan. In April 2003 and November 2003 PanAmSat issued 1,146,436 and 5,754, respectively, of these restricted stock units under the 1997 Stock Plan to certain employees. In March 2004, PanAmSat issued 5,754 of these restricted stock units to certain employees. Prior to the consummation of the Recapitalization, restricted stock units granted by PanAmSat in 2004 and 2003 were scheduled to vest 50% on the second anniversary of the grant date and the remaining 50% on the third anniversary. Stock compensation expense was being recognized over the vesting period based on the fair value per unit on the April 2003, November 2003 and March 2004 grant dates of $6.01, $7.46 and $8.50, respectively. We recorded compensation expense related to the restricted stock units of approximately $1.8 million for the year ended December 31, 2003 and $1.7 million during the year ended December 31, 2004.

        The weighted average fair value per option granted in 2003, 2004 and 2005 was $1.97, $1.68 and $2.62, respectively. These estimates were based on the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2003	2004	2005
Risk free rate	2.8%	3.7%	3.82%
Dividend yield	0%	0%	0%
Expected life	5 years	6.8 years	6.8 years
Stock volatility	35.0%	1.29%	0%

        Subsequent to the Recapitalization on August 20, 2004, we calculated fair value pursuant to the minimum value method, as described in SFAS 123.

        On February 28, 2003, PanAmSat's board of directors approved a revised compensation program for Non-Employee Directors under the PanAmSat Corporation Non-Employee Directors Fee Plan (the "Revised Compensation Program"). Pursuant to the Revised Compensation Program, effective January 1, 2003, each Non-Employee Director was eligible to receive an annual fee of $75,000 for services rendered as a member of the board of directors, which was payable at each director's election either (a) all in restricted stock granted under the 1997 Stock Plan or (b) up to 40% ($30,000) in cash and the balance in restricted stock. Additionally, under the Revised Compensation Program, the Non-Employee Director chairing the audit committee was eligible to receive an additional annual fee of $15,000 and each Non-Employee Director who served as a chairperson of a committee of the board of directors other than the audit committee was eligible to receive an additional annual fee of $10,000. Each of these additional fees were payable at such director's election either (a) all in restricted stock granted under our 1997 Stock Plan or (b) up to 50% in cash. The number of shares to be issued in payment of the fees was calculated based on the average daily closing price of PanAmSat's common stock on NASDAQ during the month prior to the date of grant. The shares vested 100% on the first anniversary of the date the shares are granted; prior to being fully vested, such shares were subject to forfeiture upon the termination of a board member's services. Directors also could elect to defer the fees payable in stock, in the form of units of our common stock, to the PanAmSat Corporation 1999

Non-Employee Directors Compensation Deferral Plan. During 2003, Non-Employee Directors were granted 22,477 restricted shares and 18,429 restricted units were deferred at a price of $5.56 per share and cash of $107,500. During 2004, Non-Employee Directors were granted 12,969 restricted shares and 13,993 restricted units were deferred at a price of $7.32 per share and cash of $138,000. In connection with the Recapitalization, all restricted shares and restricted units held by Non-Employee Directors were accelerated, and $695,000 (representing $23.50 per share, or $8.17 per share after giving effect to the stock split and the reverse stock split) was paid to the Non-Employee Directors, upon which all the restricted shares and restricted units were cancelled.

        On September 16, 2004, PanAmSat's Board of Directors approved a revised compensation program for our Non-Employee Directors. Each Non-Employee Director was entitled to annual cash compensation of $50,000, and was also granted options to purchase 65,848 shares of common stock. The chairman of its Board of Directors received an additional annual fee of $100,000 and was granted options to purchase an additional 65,848 shares. Holdco has assumed this program and the options are now for Holdco stock at the modified price of $4.21.

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

        During the year ended December 31, 2005, we recorded expense of approximately $0.3 million related to the equity portion of this compensation plan.

16.   Facilities Restructuring and Severance Costs

        Our Facilities Restructuring and Severance Costs accrual includes our Teleport Consolidation Plan, Facilities Restructuring Plans and our 2003 and 2004 Severance Plans. Facilities restructuring and severance costs were $4.2 million, $6.2 million and $4.3 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Teleport Consolidation Plan

        In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan includes the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead, Florida teleport was closed in 2003 and in June 2004 we closed our Spring Creek, New York teleport. We sold our Spring Creek teleport on October 28, 2004 and our Homestead teleport on June 3, 2005 (see below). During the years ended December 31, 2003,

2004 and 2005, we recorded charges of $4.2 million, $1.8 million and $2.5 million, respectively, related to this teleport consolidation plan, representing severance costs, costs to relocate equipment and losses on the sale and disposal of equipment.

        In addition to the fourth quarter 2004 gain on the sale of our Spring Creek teleport described below, this teleport consolidation plan resulted in approximately $6.0 million of costs from January 2003 through the end of 2004. These costs primarily consist of severance-related costs for which the employees will be required to perform future services. Severance-related costs associated with this consolidation plan include compensation and benefits, outplacement services and legal and consulting expenses related to the reduction in workforce of approximately 40 employees.

        On October 28, 2004, we completed the sale of our Spring Creek teleport for approximately $14.4 million, net of associated selling costs. As a result of the completion of this sale, we recorded a pre-tax gain on the disposal of land, buildings and equipment of approximately $11.1 million.

        In December 2004, we entered into an agreement to sell our Homestead teleport. As of December 31, 2004, the assets of the Homestead teleport have been reflected as "Assets Held for Sale" in our consolidated balance sheet. On June 3, 2005, we completed the sale of our Homestead teleport for approximately $3.2 million which approximated its net book value, net of associated selling costs.

        The Spring Creek and Homestead teleports were not significant to our consolidated operating results or financial position.

Facilities Restructuring Plans

        On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. In 2003, we reduced previously recorded restructuring reserves of $1.4 million related to the signing of sublease agreements for amounts higher than originally estimated.

        In an effort to further streamline our operations, in the first quarter of 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. As a result, we recorded a non-cash charge of $1.4 million reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach. Additionally, in the third quarter of 2004 we recorded a non-cash charge of approximately $2.3 million due to a reduction in future anticipated sublease income related to one of our idle facilities. We recorded a non-cash charge of approximately $0.5 million in 2005 in relation to increased future lease costs related to one of our idle facilities.

Severance Plans

        As part of our continuing effort to improve operational efficiencies, in October 2003 and October 2004 our management approved plans to reduce our workforce by approximately 45 employees and 25 employees, respectively. As a result, we recorded severance charges of approximately $1.4 million, $0.6 million and $1.1 million, in 2003, 2004 and 2005, respectively. These severance costs were primarily related to employee compensation, benefits and outplacement services.

        The following table summarizes the recorded accruals and activity related to these teleport consolidation, facilities restructuring and severance charges (in millions):

	Facilities Restructuring Plans	Teleport Consolidation Plan	Severance Plans	Total
Balance as of December 31, 2002	$7.6	$—	$—	$7.6
2003 restructuring charges (credits)	(1.4)	4.2	1.4	4.2
Less: net cash payments in 2003	(1.6)	(2.4)	(0.7)	(4.7)

Balance as of December 31, 2003	4.6	1.8	0.7	7.1
Restructuring charges	3.7	1.8	0.6	6.1
Net cash payments	(2.0)	(3.3)	(0.8)	(6.1)

Balance as of December 31, 2004	6.3	0.3	0.5	7.1
Restructuring charges	0.5	2.5	1.1	4.1
Non-cash items	—	(2.5)	—	(2.5)
Net cash payments	(1.5)	(0.3)	(1.2)	(3.0)

Balance as of December 31, 2005	$5.3	$—	$0.4	$5.7

        We expect to pay the $0.4 million of liabilities related to our severance plans within the next year and we expect to pay the $5.3 million of liabilities related to our facilities restructuring plan over the next six years.

17.   Commitments and Contingencies

Satellite incentive obligations

        Satellite construction contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction if the satellite fails to meet specific technical operating standards. As of December 31, 2005 we had $111.4 million of liabilities recorded in relation to these satellite incentive obligations. Certain of our satellite construction contracts also provide that certain amounts paid by us during the construction phase are subject to refund (with interest) if the satellite fails to meet these technical operating standards. (See Note 8 "Satellites and Other Property and Equipment—Net").

Operating Leases

        We have commitments for operating leases primarily relating to equipment and our executive office facilities in Wilton, Connecticut and various other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. Minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income, are as follows (in thousands):

2006	$5,361
2007	4,806
2008	4,635
2009	4,299
2010	4,346
2011 and thereafter	3,895

$27,342

        Rental expenses under the operating leases were $5.9 million in 2003, $6.2 million in 2004 and $5.1 million in 2005.

Satellite Construction and Launch Commitments

        As of December 31, 2005, we had approximately $122.4 million of expenditures remaining under existing satellite construction contracts and $141.0 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of December 31, 2005, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

        In April 2004, we committed to construct a new satellite, Galaxy 16, and in February 2005, we entered into an agreement for the construction of Galaxy 18. These satellites, together with our Galaxy 17 satellite already under construction, will serve as replacements for Galaxy 4R, Galaxy 10R and Galaxy 11. On December 5, 2005, PanAmSat signed a definitive agreement for the launch of our Galaxy 17 satellite. The construction program contemplates the availability of one of these satellites as an on-ground backup against launch failure or substantial delay of either of the other two satellites. Construction of Galaxy 18 began in 2005 and we plan to launch this satellite in the second quarter of 2007.

        As a result of the termination of the Galaxy 8-iR satellite construction contract, we received $69.5 million from the satellite manufacturer in December 2003, which represents amounts previously paid to the manufacturer (of approximately $58.8 million), liquidated damages and interest owed to us under the construction agreement. In addition, we agreed with the Galaxy 8-iR launch vehicle provider to defer our use of the launch to a future satellite.

        On November 22, 2005, the manufacturer of Galaxy 16 and Galaxy 18 emerged from Chapter 11 bankruptcy. Both the Galaxy 16 and Galaxy 18 construction contracts had been executed during the bankruptcy and approved by the bankruptcy court. As a result of the manufacturer's emergence from Chapter 11 bankruptcy, and pursuant to the Galaxy 18 construction contract, on December 2, 2005 we paid to the manufacturer all amounts owed since the beginning of Galaxy 18's construction in April 2005. Our agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. We also have a security interest in the satellites under construction by this manufacturer. In June 2005, we entered into launch agreements for these two satellites. The $65.8 million previously paid to the launch provider for the launch of Galaxy 8-iR will be applied to the launch of our Galaxy 16 satellite.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS-6B Ku-band satellite and the C-band portion of our PAS-3R satellite. In July 2005, we signed an agreement for the launch of this satellite in the first quarter of 2007. Additionally, we have an agreement with one of our major customers for the funding of a portion of the capital expenditures necessary to construct and launch PAS-11 in this timeframe. Such funding represents an obligation for us when it is received from the customer. During the year ended December 31, 2005, we received approximately $47.4 million of funding from this customer. This obligation is scheduled to be repaid to the customer over a three year period beginning in the second half of 2006. Within our consolidated balance sheet as of December 31, 2005, $9.5 million of this obligation was recorded within short-term accounts payable and accrued liabilities, while the remainder of $37.9 million was recorded within long-term deferred credits and other.

        On December 5, 2005, we entered into agreements with the same customer and with the manufacturer of our PAS-11 satellite, which, among other things, allows the customer to procure directly from the manufacturer long-lead items that could be used for the construction of a replacement satellite for PAS-11 on an expedited basis, if needed. Pursuant to the agreement with the customer, we would be required to construct and launch a replacement for PAS-11 in the event of a launch failure or other significant health related issue impacting PAS-11's Ku-band transponders within two years after completion of its in-orbit testing. This customer has leased all of the Ku-band capacity on PAS-11 and would be required to lease all of the Ku-band capacity on a replacement satellite for PAS-11, if such replacement satellite is required.

        On August 1, 2005, PanAmSat formed its second 50-50 joint venture with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74 degrees west longitude. The joint venture is named Horizons-2. The satellite will support digital video, high-definition television and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. This Horizons-2 satellite will be constructed over the next two years and is expected to be in service by late 2007. The total investment in this joint venture is expected to be approximately $160 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. PanAmSat's investment in this joint venture is being accounted for using the equity method. As of December 31, 2005, PanAmSat has recorded a liability of $80.0 million within its consolidated financial statements in relation to the future funding of this investment in Horizons-2.

Satellite Insurance

        On February 19, 2003, we filed proofs of loss under the insurance policies for two of our BSS 702 satellites, Galaxy 11 and PAS-1R, for constructive total losses based on degradation of the solar panels. On December 29, 2003, we reached a final settlement of these insurance claims for payment of $260.0 million. We will continue to own and operate these satellites free and clear of any claims of these insurers. We offset the proceeds from this settlement against the carrying value of the satellites. In the first quarter of 2004, we received the $260.0 million settlement amount.

        On July 31, 2003, we filed a proof of loss under the insurance policy for our Galaxy 4R satellite after the secondary XIPS on this satellite ceased working. In 2003, we settled with and received $102.6 million from insurers representing approximately 83% of the insurance coverage on the satellite. In March 2004, we reached an agreement with and received $26.9 million from the insurer representing the remaining 17% of the insurance coverage on this satellite. The settlement with the insurer representing 17% coverage includes a future sharing of revenues actually received from the satellite. We proportionately offset the proceeds from these settlements against the insured carrying value of the satellite and the net investment in sales-type lease. We are constructing a replacement satellite for Galaxy 4R, which is scheduled to be launched in 2006, prior to the end of Galaxy 4R's useful life.

        On August 31, 2004 we filed a proof of loss under the insurance policy for our Galaxy 10R satellite after the secondary XIPS on this satellite permanently failed. Through November 30, 2004, we received all of the expected insurance proceeds for our claim on Galaxy 10R, or approximately $75 million. On November 19, 2004 proceeds of approximately $69 million received through that date, along with cash on hand, were utilized to make a voluntary prepayment of approximately $137 million under our senior secured credit facilities. Approximately $124.5 million of this prepayment was applied to the Term Loan A Facility, while the remaining $12.5 million was applied to the Term Loan B Facility. We proportionately offset the proceeds from this insurance claim against the insured carrying value of the satellite and the net investment in sales-type leases and recorded a credit to cost of sales-type leases within our consolidated statement of operations of approximately $6.3 million related to an insured customer warranty obligation that had previously been charged to cost of sales upon the occurrence of the anomaly. Additionally, we recorded a credit to selling, general and administrative expenses within our consolidated statement of operations of approximately $2.9 million related to an insured sales-type lease on Galaxy 10R that that was partially written off as a result of the anomaly.

        As of December 31, 2005, we had in effect launch and in-orbit insurance policies covering six satellites in the aggregate amount of approximately $522.4 million. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $682.5 million. We had 19 uninsured satellites in orbit as of December 31, 2005 as follows: PAS-4, which is used as a backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; Galaxy 1R and Galaxy 3R which have been subsequently taken out of service (see below); SBS-6, which is approaching the end of its useful life; Galaxy 4R, Galaxy 10R, Galaxy 11 and PAS-1R, for which we received insurance proceeds for partial losses; PAS-2, PAS-3R, PAS-6B, PAS-8, PAS-9, Galaxy 9, and Galaxy 12, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3 and Leasat, which have an aggregate book value of approximately $0.5 million. As of December 31, 2005, our Galaxy 9 and Galaxy 14 satellites served as in-orbit backups for the C-band portions of Galaxy 1R, Galaxy 3C, Galaxy 4R, Galaxy 10R, Galaxy 11, Galaxy 12, and Galaxy 13/Horizons 1. The C-band portion of the satellites that were covered by C-band in-orbit backups had an aggregate net book value of approximately $304.2 million as of December 31, 2005 (See Note 8 "Satellites and Other Property and Equipment—Net").

        On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its SCP and was taken out of service. This satellite had no net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results. In January 2006, our Galaxy 12 satellite was replaced by our Galaxy 14 satellite and Galaxy 12 became an in-orbit spare. Additionally, in February 2006, our Galaxy 1R satellite was replaced by our Galaxy 15 satellite and on March 3, 2006, Galaxy 1R was de-orbited. Our Galaxy 9 and Galaxy 12 satellites currently serve as in-orbit backups for the C-band portions of Galaxy 3C, Galaxy 4R, Galaxy 10R, Galaxy 11, Galaxy 13/Horizons 1, Galaxy 14 and Galaxy 15.

        Of the insured satellites, as of December 31, 2005, one was covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, or Significant Exclusion Policies. The exclusions reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/ Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have available redundant XIPS as its primary propulsion system. Certain enhancements have been made to the XIPS on this satellite to make the systems more robust. In addition, Galaxy 13/Horizons 1 has available backup bi-propellant of approximately 10.9 years as of December 31, 2005.

        At December 31, 2005, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $926.7 million. Of this amount, $836.0 million related to uninsured satellites and $90.7 million related to satellites insured by Significant Exclusion Policies.

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

Customer and Vendor Obligations

        We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us and we have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2005, we have commitments under these customer and vendor contracts which aggregated approximately $149.6 million related to the provision of equipment, services and other support.

        In July 2005, PanAmSat entered into a series of contracts, one of which obligates PanAmSat to guarantee the performance of one of its customers serving as the general contractor for an unrelated third party under a Contractor's Bond in the amount of approximately $8.8 million. PanAmSat believes that if the customer defaults on its obligations to the unrelated third party, PanAmSat will take the place of the customer as the General Contractor on the overall project. Accordingly, PanAmSat has recorded a non-contingent liability and a deferred charge of approximately $0.8 million to reflect the fair value of its obligation to stand ready to perform under the terms of the guarantee in accordance with the provisions of FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other" ("FIN 45"). PanAmSat has also determined that it has no contingent liability under these contracts as prescribed in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" because the likelihood that the Company will be required to perform under the agreements is remote.

        At the completion of the project, which is expected to occur within the next year, PanAmSat will be relieved from its non-contingent obligations under the indemnity agreement. Accordingly and based on the provisions of FIN 45, the balance of the non-contingent liability is being amortized ratably against selling, general and administrative expenses over the overall term of the project based on the percentage the overall project has been completed in each period. The deferred charge is being amortized against revenues over the term of the related customer contracts based upon the percentage of total customer revenues recognized in each period. As of December 31, 2005, the balances of the liability and the related deferred charge were both approximately $0.6 million..

Change-in-Control Obligations

        Certain of our senior executives are party to change-in-control severance agreements which provide for payment of severance and other benefits in the event of an involuntary termination of the executive's employment (as defined in such agreements) within three years after a change in control. The requisite changes of control required under these agreements have occurred and these agreements will apply if an involuntary termination of an executive occurs during the periods specified by the agreements. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be up to approximately $13.0 million (net of tax benefits of approximately $7.5 million).

        In connection with the pending Intelsat Merger, our board of directors approved the adoption of a 2005 Severance Pay Plan on terms similar to our existing 2003 Severance Pay Plan and authorized a retention pool of up to $10 million for employees. As of March 2006, retention bonuses totaling approximately $9.6 million have been designated for employees. The 2005 Severance Pay Plan, adopted in connection with the pending Intelsat Merger, allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within 18 months following, a change in control (as defined in such plan). We are currently unable to estimate the amount of future severance to be paid pursuant to the 2005 Severance Pay Plan which would result from a change in control upon the closing of the Intelsat Merger.

        As more fully described in Note 15 "Retirement and Incentive Plans", PanAmSat and Holdco granted stock options to certain employees subsequent to the Recapitalization. The options granted by PanAmSat were assumed by us in October 2004. In addition, certain employees also acquired common stock of Holdco. The vesting of the stock options accelerates in the event of certain changes in control of Holdco. Pursuant to contractual obligations, we could be obligated to make payments for vested options and to repurchase shares held by certain employees in the event of the death or qualifying disability of any such employee. In all other circumstances, we have the right, but not the obligation, to call the common stock held by employees and, therefore, no contingent obligation would exist for us.

        Upon the consummation of our pending Intelsat Merger, based upon the $25 per share Intelsat Merger consideration, assuming the acceleration of all outstanding options and other equity based arrangements and their conversion into a right to receive cash, each as required by the Intelsat Merger Agreement, and assuming that the holders of such equity based arrangements receive the amounts described in the Intelsat Merger Agreement, we will be required to recognize an expense of between $100 million and $110 million.

        We estimate that the maximum tax costs related to these obligations, including reimbursement of employee excise taxes and lost income tax deductions, would be approximately $40 million.

        Consummation of the Intelsat Merger remains subject to various conditions, including satisfaction of the HSR waiting period, receipt of Federal Communications Commission approvals, receipt of financing and other conditions. If the conditions to the Intelsat Merger are satisfied or waived (to the extent permitted by applicable law), we expect to consummate the Intelsat Merger in the second or third quarter of 2006. There can be no assurance that the receipt of all required regulatory approvals and satisfaction of the required conditions will be obtained on a timely basis, or at all. As a result, no liability has been recorded regarding the change-in-control provisions of the Intelsat Merger Agreement indicated above.

Foreign Withholding Taxes

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2003 is approximately $56.3 million. We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide letters of credit totaling approximately $49.2 million. As of December 31, 2005, we had paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group, which controlled us prior to the Recapitalization, agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million (See Note 4 "PanAmSat Merger, Subsequent Sale and Related Transactions" above).

Other

        Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on our PAS-2, PAS-3, PAS-4 and PAS-5 satellites to secure incentive payments owed by us pursuant to satellite construction contracts.

        We currently have outstanding letters of credit totaling $49.1 million which primarily relates to the India tax issue noted above.

        We are involved in litigation in the normal course of our operations. Management does not believe the outcome of such matters will have a material effect on the consolidated financial statements.

18.   Operating Segments

        Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. We have organized our company into two operating segments based upon the types of customers served, services provided and the economic characteristics of each segment. Our operating segments are:

        Fixed Satellite Services ("FSS"): Through FSS, we lease transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and DTH television and provide TT&C and network services to customers.

        Government Services ("G2"): Through G2, we provide global satellite and related telecommunications services to the federal government, international government entities, and their contractors.

        The DIRECTV Group and The News Corporation, which are customers of our FSS segment, comprised approximately 15% and 11%, respectively, of our total revenue in 2004 and approximately 16% and 12%, respectively of our total revenue in 2005.

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

        Selected information for our operating segments is as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
Revenues:
FSS	$775,009	$762,892	$799,581
G2	74,550	85,864	87,553
Eliminations	(18,548)	(21,686)	(26,131)

Total Revenues	$831,011	$827,070	$861,003

Depreciation and Amortization Expense:
FSS	$312,105	$293,420	$275,661
G2	728	1,402	1,264

Total Depreciation and Amortization Expense	$312,833	$294,822	$276,925

Income from Operations:
FSS	$269,573	$8,523	$343,256
G2	8,601	11,452	15,852
Parent	—	(277)	(7,615)

Total Income from Operations	$278,174	$19,698	$351,493

Segment EBITDA
FSS	$623,718	$612,089	$655,583

G2	$9,329	$12,854	$17,692

Capital Expenditures:
FSS	$103,205	$177,077	$205,490
G2	—	53	2,355

Total Capital Expenditures	$103,205	$177,130	$207,845

	December 31,
	2004	2005
Assets:
FSS	$4,724,964	$4,808,402
G2	39,531	44,933
Parent	707,386	1,383,726
Eliminations	(699,950)	(1,402,513)

Total Assets	$4,771,931	$4,834,548

        The following table sets forth a reconciliation of Income from operations to Segment EBITDA for our FSS operating segment and our G2 operating segment for the periods indicated.

	Year Ended December 31,
	2003	2004	2005
FSS Operating Segment:
Reconciliation of income from operations to Segment EBITDA:
Income from operations	$269,573	$8,523	$343,256
Depreciation and amortization	312,105	293,420	275,661

EBITDA	581,678	301,943	618,917
Adjustment of sales-type leases to operating leases(a)	22,858	25,771	26,487
Loss on termination of sales-type leases(b)	—	—	2,307
Effect of Galaxy 10R XIPS anomaly(c)	—	9,090	—
Satellite impairment(d)	—	99,946	—
Gain on satellite insurance claims(e)	—	(9,090)	—
Restructuring charges(f)	4,227	6,192	3,818
Reserves for long-term receivables and sales-type lease adjustments(g)	(632)	24,419	(4,303)
Reversal of allowance for customer credits(h)	8,100	7,200	—
Investments(i)	1,800	—	—
Transaction-related costs(j)	—	155,131	11,900
Gain on sale of teleport(k)	—	(11,113)	—
Gain on undesignated interest rate swap(l)	—	—	(6,611)
Other items(m)	5,687	2,600	3,068

Segment EBITDA	$623,718	$612,089	$655,583

G2 Operating Segment:
Reconciliation of income from operations to Segment EBITDA:
Income from operations	$8,601	$11,452	$15,852
Depreciation and amortization	728	1,402	1,264

EBITDA	9,329	12,854	17,116
Restructuring charges(f)	—	—	476
Other items(n)	—	—	100

Segment EBITDA	$9,329	$12,854	$17,692

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

(b)
For fiscal 2005, loss on termination of sales-type leases represents the non-cash loss of $2.3 million incurred upon the conversion of one of our customer's sales-type lease agreements to operating leases recorded in the first quarter 2005. The loss includes the write-off of the related sales-type lease receivable less the cost of the transponder recorded on our books as satellites upon the termination (See Note 7 "Operating Leases and Net Investment In Sales-type Leases").

(c)
For fiscal 2004, amount represents certain non-cash charges resulting from the August 2004 XIPS anomaly on Galaxy 10R recorded during the third quarter of 2004.

(d)
For fiscal 2004, satellite impairment represents the pre-tax impairment charge related to the anomalies experienced by our PAS-6 satellite during the first quarter of 2004, which resulted in this satellite being de-orbited on April 2, 2004. (See Note 9 "Satellite Technology").

(e)
For fiscal 2004, gain on satellite insurance claims represents the gain recorded for the Galaxy 10R insurance proceeds. (See Note 9 "Satellite Technology").

(f)
For all periods presented, restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs. (See Note 16 "Facilities Restructuring and Severance Costs").

(g)
For all periods presented, reserves for long-term receivables and sales-type lease adjustments represent the amount of customer-related long-term receivables that were evaluated as uncollectible and were partially or fully reserved for during the period. The fiscal 2003 amount represents the receipt of customer payments related to balances previously reserved for, as well as reductions in the reserves for sales-type leases due to our belief that certain customers had improved their credit outlook. These 2003 reserve reductions and collections were partially offset by amounts reserved for in 2003. For fiscal 2004, the adjustment represents the write-off of the long-term receivable balances due from a customer of $28.1 million, partially offset by the reversal of reserves established in relation to our sales-type leases during this period. For fiscal 2005, the amount represents the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellites that are no longer insured. During 2005, the insurance policies covering our Galaxy 4R and Galaxy 10R satellites expired and were not replaced and, as a result, these satellites and their related assets are no longer insured.

(h)
For fiscal 2003 and 2004, we recorded an allowance for customer credits related to receivables from a customer affiliated with The News Corporation, as collectibility was not reasonably assured. (See Note 4 "PanAmSat Merger, Subsequent Sale and Related Transactions"). The adjustments represent the amount of revenues that would have been recognized had the allowance for customer credits not been recorded.

(i)
For fiscal 2003, we wrote down an investment that is accounted for using the cost method to reflect our assessment of its current market value.

(j)
For fiscal 2004, amounts represent the costs incurred in relation to the Recapitalization. These costs consisted of $138.4 million related to our debt tender offers, $9.5 million resulting from the cashing out of restricted stock units and stock options, $5.0 million of transaction related bonuses paid to certain of our executives, and $2.2 million relating to the proxy solicitation and other costs. For fiscal 2005, amount represents (i) $10.0 million paid to the Sponsors on March 22, 2005 in relation to the termination of their respective management services agreement with us and (ii) non-capitalizable third party costs. The $10.0 million termination fee paid to the sponsors on March 22, 2005 is included in Sponsor management fees and the remainder of the costs of approximately $1.9 million are included in Selling, general and administrative expenses within our 2005 Statement of Operations.

(k)
For fiscal 2004, amount represents an $11.1 million gain recorded during the fourth quarter of 2004 in relation to the sale of our Spring Creek Teleport. (See Note 16 "Facilities Restructuring and Severance Costs").

(l)
For fiscal 2005, gain on undesignated interest rate swap represents changes in the fair value of the interest rate swap obligation during 2005 when the swap did not qualify for hedge accounting treatment under Generally Accepted Accounting Standards. See Note 11. "Interest Rate Swap Agreements".

(m)
For fiscal 2003, other items consist of (i) $2.2 million of management retention bonuses, (ii) $1.8 million of non-cash stock compensation expense, (iii) $1.6 million of transaction costs related to acquisitions not consummated and (iv) $1.5 million of loss on disposal of assets, offset by $1.4 million of gain related to the termination of the Galaxy 8-iR construction contract. For fiscal 2004, other items consist of (i) $2.6 million of non-cash stock compensation expense (ii) $0.7 million of expenses for management advisory services from the Sponsors, (iii) $0.2 million loss on disposal of assets and (iv) $0.3 million of transaction costs related to acquisitions not consummated and (v) $0.1 million loss from an investment accounted for by the equity method partially offset by (x) $1.3 million of non-cash reserve adjustments. For fiscal 2005, other items consist of (i) $0.6 million of expenses for management advisory services from the Sponsors and reimbursed expenses which were paid to the Sponsors, (ii) $0.8 million loss on disposal of fixed assets, (iii) $0.8 million of non-cash stock compensation expense, and (iv) $1.1 million of acquisition costs, partially offset by $0.2 million of gains from an investment accounted for by the equity method.

(n)
For fiscal 2005, amount represents $0.1 million of non-cash reserve adjustments.

19.   Quarterly Financial Information—Unaudited

        Summary financial information on a quarterly basis for us in 2004 and 2005 follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$205,430	$206,825	$207,095	$207,720
Income (loss) from operations	(28,923)	44,517	(86,224)	90,328
Net income (loss)	(31,929)	10,666	(76,655)	18,930
Net income (loss) per share—basic and diluted	(0.07)	0.02	(0.28)	0.26
	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$208,808	$213,852	$209,118	$229,225
Income from operations	72,095	74,886	108,994	95,518
Net income (loss)	1,101	(32,174)	54,226	49,576
Net income (loss) per share—basic	0.01	(0.26)	0.44	0.40
Net income (loss) per share—diluted	0.01	(0.26)	0.43	0.40

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")), our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that as of December 31, 2005 our disclosure controls and procedures were effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers

        We and PanAmSat have the same executive officers and directors. All executive officer and director compensation comes from PanAmSat, other than stock options and other forms of equity compensation, which come from us. Our executive officers, directors and their ages as of December 31, 2005, are as follows:

Name	Age	Position
Joseph R. Wright, Jr.	67	Chief Executive Officer And Director
James B. Frownfelter	42	President and Chief Operating Officer
Michael Antonovich	47	Executive Vice President, Global Sales and Marketing
James W. Cuminale	52	Executive Vice President Corporate Development, General Counsel and Secretary
Thomas E. Eaton, Jr.	50	Executive Vice President and President, G2 Satellite Solutions
Michael J. Inglese	44	Executive Vice President and Chief Financial Officer
Joseph Y. Bae	33	Director
Michael J. Connelly	53	Director
Michael J. Dominguez	36	Director
George M.C. Fisher	65	Director
R.C. Johnstone, Jr.	59	Director
Alexander Navab	40	Director
Bruce E. Rosenblum	52	Director
Paul J. Salem	42	Director
James M. Hoak	61	Director
Karl von der Heyden	69	Director

        Joseph R. Wright, Jr. has been Chief Executive Officer of PanAmSat since August 2001 and is presently a director of PanAmSat and Holdco. Prior to joining PanAmSat as Chief Executive Officer, Mr. Wright was Chairman of GRC International, which provided advanced IT, Internet and software technologies to government and commercial customers. From 1989 to 1994, Mr. Wright was Executive Vice President, Vice Chairman and Director of W.R. Grace & Co. In the 1980s, Mr. Wright served President Reagan in the U.S. government as Deputy Director and Director of the Federal Office of Management and Budget and as a member of the Cabinet and as Deputy Secretary of the Department of Commerce. Mr. Wright was one of just a few individuals who received the Distinguished Citizens Award from President Reagan. Prior to his time in Washington D.C., Mr. Wright was President of two Citibank credit card subsidiaries and was a Vice President/Partner of Booz Allen and Hamilton. Mr. Wright currently serves on the board of directors of Scientific Games Corporation and Terremark Worldwide. He is a member of the Council on Foreign Relations, FCC's Network Reliability and Interoperability Council and the Media Security and Reliability Council, and is on the President's National Security Telecommunications Advisory Committee. He has been a director since 1997.

        James B. Frownfelter has been President and Chief Operating Officer of PanAmSat since January 2005. Mr. Frownfelter previously served as Executive Vice President and Chief Operating Officer of PanAmSat, Executive Vice President and Chief Technology Officer of PanAmSat and Vice President and Senior Vice President of Space Systems. Prior to joining PanAmSat in 1998, Mr. Frownfelter was a senior manager at Philip A. Rubin & Associates, which provided consulting services to us. From 1991 to 1996, Mr. Frownfelter was the Director of Marketing at Fokker Aircraft U.S.A., Inc. Prior to that time, Mr. Frownfelter was an engineer for Hughes Aircraft Company.

        Michael Antonovich has been Executive Vice President, Global Sales and Marketing of PanAmSat since July 2004, responsible for sales and marketing activities for video distribution, broadcast contribution and enterprise and network telecommunication services. Since joining PanAmSat in 1989 as Manager, Broadcast Services, Mr. Antonovich has served in a wide range of sales leadership positions, including Senior Vice President of sales in the North American and Asia-Pacific regions, and Senior Vice President, Worldwide Broadcast Services. He most recently served as Senior Vice President, Global Sales. From 1980 to 1989, Mr. Antonovich worked in a variety of broadcast and satellite operations and engineering positions at the ESPN sports network and later at Group W Satellite Communications.

        James W. Cuminale has been Executive Vice President Corporate Development, General Counsel and Secretary of PanAmSat since April 1999. From May 1997 to April 1999, Mr. Cuminale was Senior Vice President, General Counsel and Secretary of PanAmSat. From January 1996 to May 1997, Mr. Cuminale was Senior Vice President and General Counsel of PanAmSat International, and from March 1995 to December 1995, he was General Counsel of PanAmSat International. From 1983 to 1995, Mr. Cuminale was a partner in the law firm of Ivey, Barnum & O'Mara.

        Thomas E. Eaton, Jr. has been Executive Vice President and President, G2 Satellite Solutions since August 2003. Mr. Eaton previously served as Executive Vice President, Global Sales and Marketing of PanAmSat since October 2001, initially joining PanAmSat as Executive Vice President, Global Sales in November 2000. From 1996 to 2000, Mr. Eaton was the Vice President of Intelsat's Global Sales and Customer Support, heading the sales and support of all of Intelsat's services worldwide. From 1992 to 1996, Mr. Eaton was the Vice President, Sales and Marketing for Integrated Network Services, Inc., a start-up company he helped form. Mr. Eaton was Director of Marketing for Sprint Communication Corp.'s video services division from 1989 to 1992 and held various management positions with Nortel Networks from 1984 to 1989.

        Michael J. Inglese has been Executive Vice President and Chief Financial Officer of PanAmSat since January 2002. From June 2000 to January 2002, Mr. Inglese served as Senior Vice President of Finance and Chief Financial Officer of PanAmSat and from May 1998 to June 2000 he served as Vice President of Finance. Prior to joining us in May 1998, Mr. Inglese was Chief Financial Officer for DIRECTV Japan, Inc., where he was responsible for the financial management and control of the broadcasting and customer service center operations. Prior to 1997, Mr. Inglese was a senior manager of corporate development at Hughes Electronics.

        Joseph Y. Bae is a Member of KKR. Prior to joining KKR in 1996, Mr. Bae was with Goldman Sachs & Co. in its Principal Investment Area where he was involved in a wide range of merchant banking transactions. He has been a director since 2004. Mr. Bae is also a director of Visant Holding Corp.

        Michael J. Connelly is a managing director of Carlyle, focused on U.S. buyout transactions in the telecommunications and media sectors. Prior to joining Carlyle, Mr. Connelly was a managing director at Credit Suisse First Boston and, since 1992, a managing director at Donaldson, Lufkin & Jenrette in the media and telecommunications group. Before DLJ, he was in the mergers and acquisitions group at The First Boston Corporation. Mr. Connelly is also a director of AMC Entertainment and Insight Communications. He has been a director since 2004.

        Michael J. Dominguez is a managing director of Providence. He has been involved in many of Providence's investment activities in magazine and book publishers, cable television, newspaper publishers, local exchange carriers and other areas. Prior to joining Providence, Mr. Dominguez worked for Salomon Smith Barney in corporate finance, where he focused on the communications industry. Mr. Dominguez is also a director of Bresnan Communications, Freedom Communications and MGM. He has been a director since 2004.

        George M. C. Fisher is a senior advisor to KKR. He served as Chairman of the Board of Eastman Kodak Company from December 1993 to December 2000 and was CEO from December 1993 to January 2000. Before joining Kodak, Mr. Fisher was Chairman of the Board and Chief Executive Officer of Motorola, Inc. He is currently a director of Eli Lilly and Company and General Motors Corporation and a past member of the boards of AT&T, American Express Company, Comcast

Corporation, Delta Air Lines, Inc., Hughes Electronics Corporation, Minnesota Mining & Manufacturing, Brown University and The National Urban League, Inc. He is an elected fellow of the American Academy of Arts & Sciences and of the International Academy of Astronautics. Mr. Fisher was also an appointed member of the President's Advisory Council for Trade Policy and Negotiations from 1993 through 2002. He has been a director since 2004.

        R.C. Johnstone, Jr. is a senior advisor to KKR. Prior to his retirement in 1998, Mr. Johnstone was a director of Bechtel Group Inc. and was President of several Bechtel companies including space and defense, nuclear fuel cycle, environmental, telecommunications, industrial and domestic infra-structure. Mr. Johnstone is currently a private investor and a member of the board of directors of NuVox, Inc. and Accel-KKR and an advisory director of Divco West Properties. He has been a director since 2004.

        Alexander Navab is a Member of KKR. He joined KKR in 1993 and oversees KKR's North American efforts in media and telecommunications. Prior to joining KKR, Mr. Navab was with James D. Wolfensohn Incorporated, where he was involved in merger and acquisition transactions as well as corporate finance advisory assignments. From 1987 to 1989, he was with Goldman, Sachs & Co. in the Investment Banking division. Mr. Navab is also a director of Visant Holding Corp. He has been a director since 2004.

        Bruce E. Rosenblum is a managing director of Carlyle, focused on U.S. buyout transactions in the telecommunications and media industries. Prior to joining Carlyle, Mr. Rosenblum was a partner and executive committee member at the law firm of Latham & Watkins LLP, where he practiced for 18 years, specializing in mergers and acquisitions and corporate finance. Mr. Rosenblum is on the board of directors of Rexnord Corporation. He has been a director since 2004.

        Paul J. Salem is a Senior Managing Director and Co-Founder of Providence. Prior to Providence, Mr. Salem worked for Morgan Stanley & Co. Incorporated in corporate finance and mergers and acquisitions. Prior to that time, Mr. Salem spent four years with Prudential Investment Corporation, an affiliate of Prudential Insurance, where his responsibilities included leveraged buyout transactions and establishing Prudential's European Investment office. Mr. Salem is a director of DGX Retain, Garner Graffix and Fairway & Greene. He has been a director since 2004.

        James M. Hoak is Chairman of Hoak Media, LLC (a television broadcaster) and Chairman and a Principal of Hoak Capital Corporation (a private equity investment company). Mr. Hoak is a former Chairman of HBW Holdings, Inc. (an investment bank), which position he held from July 1996 to November 1999. He served as Chairman of Heritage Media Corporation, a broadcasting and marketing services firm, from its inception in August 1987 to its sale in August 1997. Mr. Hoak was Chief Executive Officer of Crown Media, Inc., a cable television company, from February 1991 to January 1995. Mr. Hoak is a member of the board of directors of Pier 1 Imports, Inc., Da-Lite Screen Company and Chaparral Steel Company (non-executive Chairman). From May 1997 to August 2004, Mr. Hoak was a director of PanAmSat Corporation.

        Karl von der Heyden, who is currently retired, was the Vice Chairman of the Board of Directors of PepsiCo from September 1996 until February 2001 and its vice chairman and chief financial officer from September 1996 to February 1998. Between December 1993 and August 1994 he was president and chief executive officer of Metallgesellschaft Corp. In May 1993 he retired as co-chairman and chief executive officer of RJR Nabisco Inc. He is a director of Federated Department Stores, Inc., Aramark Corporation, Dreamworks Animation SGK, Inc., New York Stock Exchange, Inc., and is a member of the Board of Trustees for Duke University, The American Academy in Berlin, and the National Humanities Center.

Board of Directors

Composition of the Board of Directors

        Our board of directors currently consists of eleven directors.

Committees of the Board of Directors

        Audit Committee.    Our current audit committee consists of Karl M. von der Heyden, James M. Hoak, R.C. Johnstone, Jr., and Bruce E. Rosenblum. Each of them has been determined to be an "audit committee financial expert" as such term is defined in Item 401(h) of Regulation S-K.

        Our audit committee is responsible for (1) selecting the independent auditors, (2) approving the overall scope of the audit, (3) assisting the board in monitoring the integrity of our financial statements, the independent accountant's qualifications and independence, the performance of the independent accountants and our internal audit function and our compliance with legal and regulatory requirements, (4) annually reviewing an independent auditors' report describing the auditing firms' internal quality-control procedures, any material issues raised by the most recent internal quality-control review, or peer review, of the auditing firm, (5) discussing the annual audited financial and quarterly statements with management and the independent auditor, (6) discussing earnings press release, as well as financial information and earnings guidance provided to analysts and rating agencies, (7) discussing policies with respect to risk assessment and risk management, (8) meeting separately, periodically, with management, internal auditors and the independent auditor, (9) reviewing with the independent auditor any audit problems or difficulties and managements' response, (10) setting clear hiring policies for employees or former employees of the independent auditors, (11) handling such other matters that are specifically delegated to the audit committee by the board of directors from time to time and (12) reporting regularly to the full board of directors.

        Compensation Committee.    Our current compensation committee consists of Alexander Navab, Joseph Y. Bae, Michael J. Connelly and Michael J. Dominguez. Our compensation committee is responsible for (1) reviewing key employee compensation policies, plans and programs, (2) reviewing and approving the compensation of our executive officers, (3) reviewing and approving employment contracts and other similar arrangements between us and our executive officers, (4) reviewing and consulting with the chief executive officer on the selection of officers and evaluation of executive performance and other related matters, (5) administration of stock plans and other incentive compensation plans and (6) such other matters that are specifically delegated to the compensation committee by the board of directors from time to time.

        Executive Committee.    Our current executive committee consists of George M.C. Fisher, Alexander Navab, Bruce E. Rosenblum, Paul J. Salem and Joseph R. Wright, Jr. Our executive committee has authority to handle any matters that the board of directors delegates to the committee from time to time.

        Compensation Committee Interlocks and Insider Participation.    The compensation levels of our executive officers are currently determined by our board of directors. None of our executive officers has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any entity of which an executive officer is expected to serve as a member of our compensation committee.

        Nominating and Corporate Governance Committee.    Our current nominating and corporate governance committee consists of Alexander Navab, Joseph Y. Bae, Michael J. Connelly and Michael J. Dominguez. The nominating and corporate governance committee is responsible for seeking, considering and recommending to our full board of directors qualified candidates for election as directors and recommending a slate of nominees for election as directors at the annual meeting of stockholders.

Code of Business Conduct and Ethics

        We adopted a Code of Business Conduct and Ethics which applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website, at www.panamsat.com. We will post any amendments to, or waivers of, the Code of Business Conduct and Ethics on our website. Any waivers of the Code of Business Conduct and Ethics applicable to our directors and executive officers will be disclosed in a current report on Form 8-K.

Item 11.    Executive Compensation

Executive Compensation

        Executive officers of Holdco are compensated by PanAmSat in connection with their services to PanAmSat and no additional compensation was paid to such executive officers by PanAmSat or Holdco in connection with services rendered for Holdco. Generally, cash compensation of our directors, executive officers and other employees are provided by PanAmSat and equity based compensation is provided by us. The following table provides certain summary information concerning compensation earned by our Chief Executive Officer and other executive officers (the "Named Executive Officers") for services rendered in such capacities to PanAmSat and us during each of the last three fiscal years:

		Annual Compensation					Long-Term Compensation
							Awards
									Payouts
								Securities Underlying Options/SARs (#)(3)
Name and Principal Position	Year	Salary ($)		Bonus ($)(2)	Other Annual Compensation ($)		Restricted Stock Awards ($)		LTIP Payout ($)	All Other Compensation ($)
Joseph R. Wright, Jr. Chief Executive Officer	2005 2004 2003	700,000 685,000 645,000	(1)	984,000 753,500 762,000	94,819 74,292 85,150	(4)	— — 346,000	— — —	— 470,000 —	88,122 2,838,903 806,532	(5)
James B. Frownfelter President and Chief Operating Officer	2005 2004 2003	499,000 448,000 425,000	(1)	757,000 492,800 391,000	20,728 17,360 725,907	(6)	— — 294,100	— — —	— 305,500 —	39,609 1,561,620 30,764	(7)
James W. Cuminale Executive Vice President Corporate Development, General Counsel and Secretary	2005 2004 2003	400,000 338,000 338,000		400,000 241,700 220,000	35,510 34,625 17,202	(8)	— — 224,900	— — —	— 305,000 —	25,620 1,222,840 24,421	(9)
Michael J. Inglese Executive Vice President and Chief Financial Officer	2005 2004 2003	327,000 321,000 312,000		266,000 229,500 244,000	31,615 31,025 40,933	(10)	— — 224,900	— — —	— 305,500 —	22,255 1,023,080 22,044	(11)
Michael E. Antonovich Executive Vice President—Global Sales and Marketing	2005 2004 2003	290,000 262,000 240,000		236,000 222,000 150,000	17,114 8,200 8,200	(12)	— — 138,320	— — —	— — —	20,461 16,850 17,125	(13)

(1)
On July 1, 2005, Mr. Wright's salary was increased from $685,000 to $715,000 and Mr. Frownfelter's salary was increased from $448,000 to $550,000.

(2)
Bonuses for 2005 were paid on February 24, 2006.

(3)
In connection with the Recapitalization, on August 20, 2004 our board of directors effected an approximately 4.37 for 1 stock split of our common stock and on March 1, 2005, Holdco effected a 1 for approximately 1.52 reverse stock split of its common stock.

(4)
This amount includes a transportation allowance of $55,177 and $34,101 for financial planning services, which amounts include payments for income tax obligations with respect to such benefits.

(5)
This amount represents a contribution to the Supplemental Savings Plan of $79,922 and a contribution to the PanAmSat Retirement Savings Plan (the "401(k) Plan") of $8,200.

(6)
This amount includes a transportation allowance of $12,000 and $3,325 for financial planning services, which amounts include payments for income tax obligations with respect to such benefits.

(7)
This amount represents a contribution to the Supplemental Savings Plan of $31,409 and a contribution to the 401(k) Plan of $8,200.

(8)
This amount includes a transportation allowance of $15,600 and $15,026 for financial planning services, which amounts include payments for income tax obligations with respect to such benefits.

(9)
This amount represents a contribution to the Supplemental Savings Plan of $17,420 and a contribution to the 401(k) Plan of $8,200.

(10)
This amount includes a transportation allowance of $12,000 and $14,804 for financial planning services, which amounts include payments for income tax obligations with respect to such benefits.

(11)
This amount represents a contribution to the Supplemental Savings Plan of $14,055 and a contribution to the 401(k) Plan of $8,200.

(12)
This amount includes a transportation allowance of $12,000.

(13)
This amount represents a contribution to the Supplemental Savings Plan of $12,261 and a contribution to the 401(k) Plan of $8,200.

Option Grants in Last Fiscal Year

        No options were granted to the Name Executive Officers during the fiscal year ended December 31, 2005.

Long-Term Incentive Plan Awards

        No restricted stock awards were granted to the Named Executive Officers during the fiscal year ended December 31, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options/SARs at FY End		Value of Unexercised In-the-money Options/SARs(1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph R. Wright, Jr.	—	—	612,664	1,299,904	$12,655,845	$26,379,465
James B. Frownfelter	—	—	301,259	687,200	$6,187,633	$13,945,621
James W. Cuminale	—	—	283,079	441,864	$5,878,318	$8,966,927
Michael J. Inglese	—	—	233,726	244,456	$4,876,794	$4,960,827
Michael E. Antonovich	—	—	5,268	21,071	$106,904	$427,615

(1)
Value of unexercised options is based on the exercise price of the options and the $24.50 closing price of our common stock on December 30, 2005.

Director Compensation

        During 2004, on election to the board of directors, for services rendered as a member of the board of directors of PanAmSat, each non-employee director was awarded options to purchase 65,848 shares of our common stock (subsequently converted to options for Holdco's common stock) and received an annual fee of $50,000, pro rated. In addition, the Chairman of the board of directors received an additional annual fee of $100,000, pro rated. We reimburse directors for reasonable travel expenses incurred in connection with their duties as our directors.

        In connection with his purchase of 65,848 shares of Holdco's common stock, Mr. Fisher received additional options to purchase 65,848 shares of Holdco's common stock.

        Following the completion of the Holdco initial public offering, the members of our board of directors are compensated as follows: Each non-employee director will receive an annual fee of $35,000 in cash and $35,000 in grants of Holdco common stock. In addition, the board chairman will receive $100,000, the audit committee chairman will receive $20,000, the compensation committee chairman will receive $10,000, audit committee members (other than the chairman) will receive $7,500 and compensation committee members (other than the chairman) will receive $5,000, each annually and in cash. Such compensation includes compensation for service on both PanAmSat's and Holdco's board of directors.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Employment agreement with Joseph R. Wright

        On August 20, 2004, we entered into an employment agreement with Joseph R. Wright, Jr. pursuant to which Mr. Wright agreed to continue to serve as President and Chief Executive Officer of PanAmSat. The agreement provides for a one-year term of employment that automatically renews annually unless either party gives notice, with an annual base salary of $685,000 (subject to increase at the discretion of the Board) and an annual target bonus amount equal to 100% of the annual base salary, based on the achievement of performance targets and/or other bonus criteria established by our board of directors. Mr. Wright is entitled to participate in our employee benefit and retirement plans.

        If Mr. Wright is terminated without "cause" or resigns for "good reason" (each as defined in his agreement), or if we do not renew his agreement at the end of any one-year term, he is entitled to receive a severance amount equal to two and one-half times the sum of his base salary plus the greater of the most recent bonus paid to him or the bonus target in effect at the time of termination. In addition, we will pay the costs of Mr. Wright's (and his eligible dependents') participation in our health and insurance benefits until the earlier of 30 months following his termination and the date on which Mr. Wright secures alternate employment. In the event that any amount or distribution to Mr. Wright would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, then we will pay Mr. Wright the amount necessary to fully reimburse him for such taxes.

        As a condition precedent to the receipt of any severance payment or benefits, Mr. Wright must execute a written waiver and release of claims against us. In addition, Mr. Wright has agreed that during the term of the agreement and for a period of 18 months after the termination of his employment, he will not compete with us or solicit any key employees to accept employment with any of our competitors.

Employment agreement with James B. Frownfelter

        On August 20, 2004, we entered into an employment agreement with James B. Frownfelter, pursuant to which Mr. Frownfelter agreed to continue to serve as Executive Vice President and Chief Operating Officer. The employment agreement provides for a one-year term of employment that automatically renews annually unless either party gives notice, with an annual base salary of $448,000 (subject to increase at the discretion of the Board) and an annual target bonus amount equal to 100% of the annual base salary, based on the achievement of performance targets and/or other bonus criteria established by the board of directors. Mr. Frownfelter is entitled to participate in our employee benefit and retirement plans.

        If Mr. Frownfelter is terminated without "cause" or resigns for "good reason" (each as defined in his agreement), or if we do not renew his agreement at the end of any one-year term, he is entitled to receive a severance amount equal to two times the sum of his base salary plus the greater of the most recent bonus paid to him or the bonus target in effect at the time of termination. In addition, we will pay the costs of Mr. Frownfelter's (and his eligible dependents') participation in our health and insurance benefits until the earlier of 24 months following his termination and the date on which

Mr. Frownfelter secures alternate employment. In the event that any amount or distribution to Mr. Frownfelter would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, then we will pay Mr. Frownfelter the amount necessary to fully reimburse him for such taxes.

        As a condition precedent to the receipt of any severance payment or benefits, Mr. Frownfelter must execute a written waiver and release of claims against us. In addition, Mr. Frownfelter has agreed that during the term of the agreement and for a period of 18 months after the termination of his employment, he will not compete with us or solicit any key employees to accept employment with any of our competitors.

Severance Pay Plans

        Our 2003 Severance Pay Plan (as amended and currently in effect, the "Severance Pay Plan") provides severance pay to eligible employees upon certain separations of employment. Each of our regular full-time employees is a participant in the Severance Pay Plan. An employee terminated for any reason other than for cause (as defined in the Severance Pay Plan) who signs and delivers to us a release of all claims which the employee may have by reason of employment with us or the termination thereof shall be eligible to receive severance benefits pursuant to the Severance Pay Plan. Severance benefits are calculated based upon the employee's level of compensation and the number of years with us, with a minimum of 12 weeks salary and a maximum of 52 weeks salary for executive employees, a minimum of 6 weeks salary and a maximum of 40 weeks salary for exempt employees, and a minimum of four weeks salary and a maximum of 29 weeks salary for non-exempt employees. The terminated employee is also entitled to participate in our group health, dental and life insurance plans for the number of weeks calculated above. In the event that due to and within two years after a change in control (as defined in the Severance Pay Plan), an employee either resigns for good reason (as defined in the Severance Pay Plan) or is terminated pursuant to a layoff (as determined by our Chief Executive Officer in his sole discretion), then severance benefits shall instead be calculated based upon the employee's level of compensation, with a minimum for all eligible employees of 26 weeks salary and a maximum of 52 weeks salary, and the employee is entitled to participate in our group health, dental and life insurance plans for three months after such resignation or layoff. The severance benefit is paid as soon as practicable after execution and effectiveness of a signed waiver and release by the employee, at our option, either (i) in a lump sum, or (ii) in accordance with our payroll practices, in each case, less applicable deductions and withholdings. The consummation of the Recapitalization constituted such a change in control.

        Under the terms of the Severance Pay Plan, the Chief Executive Officer or his designee has the power to determine all ambiguities arising under the Severance Pay Plan, and any decision regarding any matter within the discretion of the Chief Executive Officer and made by him in good faith is binding on all persons. We have reserved the right through our board of directors to amend the Severance Pay Plan or to terminate the Severance Pay Plan at any time without prior notice, provided that the Severance Pay Plan shall not be terminated with respect to any Terminated Employee (as defined in the Severance Pay Plan) or amended in a way that is adverse to the interests of any Terminated Employee.

        Under the Severance Pay Plan, the Named Executive Officers would receive a minimum of 12 weeks salary and a maximum of 52 weeks salary as severance, depending upon years of service. Such severance compensation would be in lieu of any other payments or benefits in the nature of severance pay or benefits which the Executive would receive or will receive from us or any of our affiliates including, without limitation, payments under another severance plan or any severance agreement between us and the Executive. Any other arrangement, plan or program providing severance benefits shall be deemed to be amended to eliminate any obligation for benefits to be provided thereunder.

        In connection with our pending Intelsat Merger, our board of directors approved the adoption of a 2005 Severance Pay Plan on terms similar to our existing 2003 Severance Pay Plan and authorized a retention pool of up to $10 million for employees. As of March 2006, retention bonuses totaling approximately $9.6 million have been designated for 197 employees. The 2005 Severance Pay Plan, adopted in connection with the pending Intelsat Merger, allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within 18 months following, a change in control (as defined in such plan). We are currently unable to estimate the amount of future severance to be paid pursuant to the 2005 Severance Pay Plan which would result from a change in control upon the closing of the Intelsat Merger.

Executive Change-in-Control Severance Agreements

        In March 2002, effective as of October 15, 2001, we entered into executive change-in-control severance agreements (the "Severance Agreements") with each of James W. Cuminale, Thomas E. Eaton, Jr., Michael J. Inglese and James B. Frownfelter (the "Retained Officers"). The Severance Agreements provide for payments by us to the Retained Officers in the event we terminate such officer's employment without cause or the Retained Officer terminates his employment for good reason (an "Involuntary Termination"), in each case within three years after a change-in-control (as defined in the Severance Agreements). As a change-in-control of both The DIRECTV Group and PanAmSat have occurred, these agreements will apply if an involuntary termination of the executive occurs during the period specified by the agreement. Mr. Frownfelter's Severance Agreement was superseded by the employment agreement described above, which contains provisions substantially similar to those contained in the Severance Agreements.

        In the event of an Involuntary Termination of a Retained Officer, we will pay to such Retained Officer all accrued compensation in an amount equal to the sum of (i) the unpaid annual base salary earned as of the date of termination, (ii) an amount equal to the higher of (x) the Retained Officer's unpaid targeted annual bonus established for the fiscal period in which the Involuntary Termination occurs or (y) the actual bonus paid or payable to the Retained Officer in respect of our most recent full fiscal year, in each case multiplied by a fraction, the numerator of which is the number of days elapsed in the current fiscal period to the date of termination, and the denominator of which is 365 and (iii) an amount equal to the Retained Officer's accrued balance under our "paid time off" program (or successor or replacement program), calculated based on the Retained Officer's annual base salary.

        The Severance Agreements also require that we pay to such Retained Officer severance compensation upon Involuntary Termination in an amount equal to two times the sum of (i) the Retained Officer's annual base salary for the year in which the Involuntary Termination occurs plus (ii) the higher of (x) the Retained Officer's targeted annual bonus established for the fiscal period in which the Involuntary Termination occurs or (y) the actual bonus paid or payable to the Retained Officer in respect of our most recent full fiscal year. Payment of the severance compensation is conditioned upon receipt of a written release from the Retained Officer of any claims against us or our subsidiaries. Payment of such severance compensation is due within 10 days following the effective date of such release. Under the Severance Agreements, all payments thereunder are subject to the Retained Officer's compliance with covenants not to compete with GM, The DIRECTV Group and us for two years following termination, not to solicit our employees for two years following termination, and not to disclose any of our confidential information.

        The Severance Agreements also provide that (i) any unvested stock options, restricted stock units and other awards ("Stock Awards") granted prior to the change-in-control under our Long-Term Stock Incentive Plan (or successor or replacement plan) held by a Retained Officer shall immediately become vested and exercisable, and any restrictions thereon shall lapse upon the change-in-control and, to the extent such Stock Awards are assumed, substituted or continued, following any Involuntary Termination such Stock Awards shall be exercisable under the terms and conditions of our Long-Term Stock Incentive Plan and any award agreements thereunder for a period equal to the lesser of (x) five years from the date of the Retained Officer's Involuntary Termination or (y) the term of such Stock Award, (ii) the Retained Officer and the Retained Officer's dependents shall be entitled to participate on the same basis as active employees and their dependents, respectively, in our group health, dental and life insurance plans (including premium payments and credit dollars paid by us), or we shall make available comparable benefits (but not any other welfare benefit plans or any retirement plans, except as described below) for a period of two years following an Involuntary Termination of employment, (iii) the Retained Officer shall be entitled to reimbursement for actual payments made for professional outplacement services, not to exceed $25,000 and (iv) the Retained Officer shall be entitled to reimbursement for all outstanding un-reimbursed business expenses incurred prior to the Involuntary Termination.

        If any amounts or other benefits payable to a Retained Officer under the Severance Agreements or otherwise become subject to an excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, or any other similar tax or assessment, we will pay the Retained Officer the amount necessary to fully reimburse such Retained Officer for these taxes, unless the Retained Officer would not receive a net after-tax benefit of at least $50,000, in which case his severance would be reduced so as to avoid the imposition of any excise taxes. The Severance Agreements also provide that we reimburse a Retained Officer for attorneys' fees and other costs necessary to enforce or defend his rights under the relevant Severance Agreement.

        We continue to provide Messrs. Inglese and Cuminale with the severance benefits available under their respective Severance Agreements until the expiration of such agreements. Mr. Frownfelter receives similar severance benefits under his new employment agreement. Thereafter, we will provide severance benefits to Messrs. Inglese and Cuminale for one year in the event we terminate employment without cause or any of Messrs. Inglese or Cuminale terminates his employment for good reason. Messrs. Wright, Frownfelter, Inglese and Cuminale have agreed to 18-month post-termination non-competition and non-solicitation covenants.

        On August 20, 2004, we amended the terms of the Severance Agreements with Messrs. Cuminale and Inglese to indefinitely extend the period in which a qualifying severance of such Retained Officer will trigger severance benefits. The severance payment for this extended period (beyond the period contemplated by the Severance Agreement) is an amount equal to the sum of (i) the Retained Officer's annual base salary for the year in which the Involuntary Termination occurs plus (ii) the higher of (x) the Retained Officer's targeted annual bonus established for the fiscal period in which the Involuntary Termination occurs or (y) the actual bonus paid or payable to the Retained Officer in respect of our most recent full fiscal year.

New Stock Option Plan

        PanAmSat established a new stock option plan, which was assumed by Holdco in October 2004. This stock option plan currently governs the grant of options to purchase Holdco common shares to members of management, including those granted to Messrs. Wright, Frownfelter, Inglese, Cuminale and Fisher in connection with the Recapitalization. Each grant under the option plan would specify the applicable option exercise period, option exercise price, vesting requirements and such other terms and conditions as the committee deems appropriate. The options granted to Messrs. Wright, Frownfelter, Inglese and Cuminale generally vest as follows: 40% of the shares subject to new options granted vest over five years, and 60% of the shares subject to new options would vest at the end of eight years, unless accelerated by the achievement of performance targets established by our board of directors. Options granted under the option plan expire ten years from the date of the grant.

Transaction Bonuses

        In connection with the Recapitalization, we paid a transaction bonus to certain of our executives and other employees. The aggregate amount was $6.5 million, with $5.0 million paid by us, and $1.5 million reimbursed by The DIRECTV Group, with awards payable in cash. In connection with the Recapitalization, Messrs. Wright, Frownfelter, Inglese and Cuminale invested a portion of their transaction bonuses, of $5.7 million in the aggregate, in shares of our common stock (or common stock equivalents). The purchase price for these shares was $21.84 per share (on an unadjusted basis), the same as the purchase price paid by the Sponsors in connection with the Recapitalization. The subscription agreements for the purchase of stock contain customary representations, warranties and covenants.

        In addition, our Deferred Compensation Plan and Supplemental Savings Plan were amended in connection with the Recapitalization to permit certain executives to use their account balances to purchase shares of our common stock (or common stock equivalents).

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The table below provides information relating to our equity compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance as of December 31, 2005, as adjusted for stock splits:

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflect in column (a)) (c)
Equity compensation plans approved by security holders	5,070,136	$4.17	5,192,236
Equity compensation plans not approved by security holders	—	—	—

Total	5,070,136	$4.17	5,192,236

Ownership by Certain Beneficial Owners

        The information below is based on a review of all statements on Schedules 13D and 13G filed with the SEC, except as otherwise known by us. As of March 6, 2006, 122,598,093 shares of our common stock were outstanding and, as of such date, these stockholders have reported the following ownership of our common stock, which represents the following percent of outstanding shares of our common stock as of that date:

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares	Percentage
KKR Millennium GP LLC(1)	31,932,251	26.05%
TCG Holdings, L.L.C.(2)	19,721,386	16.09%
Providence Equity Partners IV, L.L.C.(3)	19,691,554	16.06%

(1)
Shares of our common stock shown as beneficially owned by KKR Millennium GP LLC reflect shares of our common stock owned of record by Constellation, LLC. KKR Millennium GP LLC is the general partner of KKR Associates Millennium L.P., which is the general partner of the KKR Millennium Fund L.P., which is a member of Constellation, LLC. Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc Lipschultz, Jacques Garaialde, Reinhard Gorenflos, Michael M. Calbert and Scott C. Nuttall, as members of KKR Millennium GP LLC, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Millennium GP LLC, but disclaim such beneficial ownership. Messrs. Joseph Y. Bae, George M.C. Fisher, R.C. Johnstone, Jr. and Alexander Navab are directors of PanAmSat Corporation and us and executives of KKR. They disclaim beneficial ownership of any shares of our common stock beneficially owned by KKR. The address of KKR Millennium GP LLC and Messrs. Kravis, Raether, Golkin, Stuart, Navab, Lipschultz and Nuttall is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019. The address of Messrs. Roberts, Michelson, Greene and Calbert is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, California 94025. The address of Messrs. Fisher, Huth, Gorenflos and Garaialde is c/o Kohlberg Kravis Roberts & Co. Ltd., Stirling Square, 7 Carlton Garden, London SW1Y 5AD, England.

(2)
Carlyle Partners III Telecommunications, L.P. and CPIII Coinvestment, L.P., which we collectively refer to as the Carlyle Funds, collectively indirectly hold 19,691,554 shares of our common stock, representing 18,637,640 shares of our common stock owned of record by Carlyle PanAmSat I, LLC and 1,053,914 shares of our common stock held of record by Carlyle PanAmSat II, LLC. TC Group, L.L.C. exercises investment discretion and control over the shares indirectly held by each of the Carlyle Funds through its indirect subsidiary TC Group III, L.P., which is the sole general partner of each of the Carlyle Funds. TCG Holdings, L.L.C. is the managing member of TC Group, L.L.C. TC Group, L.L.C. is the sole managing member of TC Group III, L.L.C. TC Group III, L.L.C is the sole general partner of TC Group III, L.P. Messrs. Michael J. Connelly and Bruce E. Rosenblum are directors of PanAmSat Corporation and us and executives of The Carlyle Group. They disclaim beneficial ownership of any shares of our common stock beneficially owned by the Carlyle Group. TC Group, L.L.C. holds 3,494 shares of our common stock and options to purchase an aggregate of 131,696 shares of our common stock, of which options to purchase an aggregate of 26,338 shares of our common stock are or will be exercisable within 60 days of the date of this Annual Report. Messrs. Connelly and Rosenblum received these shares and options as compensation for their services as directors and assigned them to TC Group, L.L.C. TCG Holdings L.L.C. disclaims beneficial ownership of any shares of our common stock beneficially owned by TC Group, L.L.C. TCG Holdings, L.L.C. is managed by a three-person managing board, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. William E. Conway, Jr., Daniel A. D'Aniello and David M. Rubenstein, as the managing members of TCG Holdings L.L.C., may be deemed to share beneficial ownership of the shares shown as beneficially owned by TCG Holdings L.L.C. Such persons disclaim such beneficial ownership. The Carlyle Group's address is 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004.

(3)
Represents 19,628,246 shares of our common stock owned of record by PEP PAS, L.L.C. and 63,308 shares of common stock owned of record by PEOP PAS, L.L.C. The foregoing numbers represent shares for which PEP PAS, L.L.C. and PEOP PAS, L.L.C. each has sole dispositive and voting power. Such shares may be deemed to be beneficially owned, respectively, by Providence Equity Partners IV L.P. ("PEP4"), the sole member of PEP PAS, L.L.C. and Providence Equity Operating Partners IV L.P. ("PEOP4"), the sole member of PEOP PAS, L.L.C., Providence Equity GP IV L.P. ("PEGP4"), the sole general partner of both PEP4 and PEOP4, Providence Equity Partners IV L.L.C. (the "LLC"), the sole general partner of PEGP4, and Jonathan M. Nelson, owner of 50% of the voting rights of LLC. Each of PEP4, PEOP4, PEGP4, LLC and Mr. Nelson have specifically disclaimed beneficial ownership in the common stock beneficially owned by PEP PAS, L.L.C. and PEOP PAS, L.L.C., except to the extent of its pecuniary interest therein. Michael J. Dominguez and Paul J. Salem are directors of PanAmSat Corporation and us and executives of Providence Equity Partners Inc. They disclaim beneficial ownership of any shares of our common stock beneficially owned by Providence Equity Partners Inc. Providence Equity Partners IV Inc., an affiliate of Providence Equity Partners, holds 3,494 shares of our common stock and options to purchase an aggregate of 131,696 shares of our common stock, of which options to purchase an aggregate of 26,338 shares of our common stock are or will be exercisable within 60 days of the date of this Annual Report. Messrs. Dominguez and Salem received these shares and options as compensation for their services as directors and assigned them to Providence Equity Partners IV Inc. Mr. Nelson, a holder of 50% of the voting rights of Providence Equity Partners IV Inc., disclaims beneficial ownership of any shares of our common stock beneficially owned by Providence Equity Partners IV Inc.

Affiliations with Sponsors and Stock Ownership

        As of March 6, 2006, our directors and executive officers beneficially owned the number of shares of our common stock listed below, representing approximately the percentage of the outstanding shares of our common stock set forth opposite each number (based on 122,598,093 shares of our common stock outstanding as of March 6, 2006).

	Beneficial Ownership of Common Stock(1)
Name and Address of Beneficial Owner	Number of Shares	Percentage
Joseph R. Wright, Jr.(2)	1,124,659	*
James B. Frownfelter(3)	400,951	*
James W. Cuminale(4)	460,842	*
Michael J. Inglese(5)	338,175	*
Michael E. Antonovich(6)	18,437	*
Joseph Y. Bae(7)	31,947,167	26.06%
Michael J. Connelly(8)	19,721,386	16.09%
Michael J. Dominguez(8)	19,691,554	16.06%
George M.C. Fisher(7)	32,026,185	26.12%
R.C. Johnstone, Jr.(7)	31,947,167	26.06%
Alexander Navab(7)	31,947,167	26.06%
Bruce E. Rosenblum(8)	19,721,386	16.09%
Paul J. Salem(9)	19,691,554	16.06%
James M. Hoak	3,747	*
Karl von der Heyden	12,747	*

*
Less than one percent

(1)
The amounts and percentages of our common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.

(2)
Includes options to purchase 612,664 shares and 511,995 shares held by the Joseph R. Wright, Jr. 2005 Retained Annuity Trust over which Mr. Wright exercises investment and voting control.

(3)
Includes options to purchase 301,259 shares.

(4)
Includes options to purchase 283,079 shares.

(5)
Includes options to purchase 233,727 shares.

(6)
Includes options to purchase 5,268 shares.

(7)
Shares of our common stock shown as beneficially owned by KKR Millennium GP LLC reflect shares of our common stock owned of record by Constellation, LLC. KKR Millennium GP LLC is the general partner of KKR Associates Millennium L.P., which is the general partner of the KKR Millennium Fund L.P., which is a member of Constellation, LLC. Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc Lipschultz, Jacques Garaialde, Reinhard Gorenflos, Michael M. Calbert and Scott C. Nuttall, as members of KKR Millennium GP LLC, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Millennium GP LLC, but disclaim such beneficial ownership. Messrs. Joseph Y. Bae, George M.C. Fisher, R.C. Johnstone, Jr. and Alexander Navab are directors of PanAmSat Corporation and us and executives of KKR. They disclaim beneficial ownership of any shares of our common stock beneficially owned by KKR. The address of KKR Millennium GP LLC and Messrs. Kravis, Raether, Golkin, Stuart, Navab, Lipschultz and Nuttall is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019. The address of Messrs. Roberts, Michelson, Greene and Calbert is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, California 94025. The address of Messrs. Fisher, Huth, Gorenflos and Garaialde is c/o Kohlberg Kravis Roberts & Co. Ltd., Stirling Square, 7 Carlton Garden, London SW1Y 5AD, England.

(8)
Carlyle Partners III Telecommunications, L.P. and CPIII Coinvestment, L.P., which we collectively refer to as the Carlyle Funds, collectively indirectly hold 19,691,554 shares of our common stock, representing 18,637,640 shares of our common stock owned of record by Carlyle PanAmSat I, LLC and 1,053,914 shares of our common stock held of record by Carlyle PanAmSat II, LLC. TC Group, L.L.C. exercises investment discretion and control over the shares indirectly held by each of the Carlyle Funds through its indirect subsidiary TC Group III, L.P., which is the sole general partner of each of the Carlyle Funds. TCG Holdings, L.L.C. is the managing member of TC Group, L.L.C. TC Group, L.L.C. is the sole managing member of TC Group III, L.L.C. TC Group III, L.L.C is the sole general partner of TC Group III, L.P. Messrs. Michael J. Connelly and Bruce E. Rosenblum are directors of PanAmSat Corporation and us and executives of The Carlyle Group. They disclaim beneficial ownership of any shares of our common stock beneficially owned by the Carlyle Group. TC Group, L.L.C. holds 3,494 shares of our common stock and options to purchase an aggregate of 131,696 shares of our common stock, of which options to purchase an aggregate of 26,338 shares of our common stock are or will be will be exercisable within 60 days of the date of this Annual Report. Messrs. Connelly and Rosenblum received these shares and options as compensation for their services as directors and assigned them to TC Group, L.L.C. TCG Holdings L.L.C. disclaims beneficial ownership of any shares of our common stock beneficially owned by TC Group, L.L.C. TCG Holdings, L.L.C. is managed by a three-person managing board, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. William E. Conway, Jr., Daniel A. D'Aniello and David M. Rubenstein, as the managing members of TCG Holdings L.L.C., may be deemed to share beneficial ownership of the shares shown as beneficially owned by TCG Holdings L.L.C. Such persons disclaim such beneficial ownership. The Carlyle Group's address is 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004.

(9)
Represents 19,628,246 shares of our common stock owned of record by PEP PAS, L.L.C. and 63,308 shares of common stock owned of record by PEOP PAS, L.L.C. The foregoing numbers represent shares for which PEP PAS, L.L.C. and PEOP PAS, L.L.C. each has sole dispositive and voting power. Such shares may be deemed to be beneficially owned, respectively, by Providence Equity Partners IV L.P. ("PEP4"), the sole member of PEP PAS, L.L.C. and Providence Equity Operating Partners IV, L.P. ("PEOP4"), the sole member of PEOP PAS, L.L.C., Providence Equity GP IV L.P. ("PEGP4"), the sole general partner of both PEP4 and PEOP4, Providence Equity Partners IV L.L.C. (the "LLC"), the sole general partner of PEGP4, and Jonathan M. Nelson, owner of 50% of the voting rights of LLC. Each of PEP4, PEOP4, PEGP4, LLC and Mr. Nelson have specifically disclaimed beneficial ownership in the common stock beneficially owned by PEP PAS, L.L.C. and PEOP PAS, L.L.C., except to the extent of its pecuniary interest therein. Michael J. Dominguez and Paul J. Salem are directors of PanAmSat Corporation and us and executives of Providence Equity Partners Inc. They disclaim beneficial ownership of any shares of our common stock beneficially owned by Providence Equity Partners Inc. Providence Equity Partners IV Inc., an affiliate of Providence Equity Partners, holds 3,494 shares of our common stock and options to purchase an aggregate of 131,696 shares of our common stock, of which options to purchase an aggregate of 26,338 shares of our common stock are or will be exercisable within 60 days of the date of this Annual Report. Messrs. Dominguez and Salem received these shares and options as compensation for their services as directors and assigned them to Providence Equity Partners IV Inc. Mr. Nelson, a holder of 50% of the voting rights of Providence Equity Partners IV Inc., disclaims beneficial ownership of any shares of our common stock beneficially owned by Providence Equity Partners IV Inc.

Item 13.    Certain Relationships and Related Transactions

Transactions with Sponsors

Amended and Restated Stockholders Agreement

        Holdco is party to an amended and restated stockholders agreement with an entity affiliated with KKR, entities affiliated with Carlyle and entities affiliated with Providence (each a "Sponsor Entity" and together the "Sponsor Entities") that effective upon completion of Holdco's initial public offering provides for, among other things,

  •
  a right of each of the Sponsor Entities to designate a certain number of directors to Holdco's board of directors for so long as they hold a certain amount of Holdco's common stock. Of the nine members of Holdco's board, KKR initially has the right to designate four directors, and Carlyle and Providence each initially have the right to designate two directors;

  •
  the addition of independent directors to Holdco's board of directors such that, within a year of the completion of Holdco's initial public offering, Holdco will have at least three independent directors;

  •
  changes to the composition of Holdco's board of directors in the event that Holdco ceases to be a "controlled company" within the meaning of applicable stock exchange rules. In such situation, KKR will no longer have the right to designate more than two directors; Carlyle and Providence will no longer have the right to designate more than one director each; the Chief Executive Officer will continue to be a member of the board of directors; and a number of directors will be added so that a majority will be independent;

  •
  certain limitations on transfers of Holdco's common stock held by the Sponsor Entities for a period of five years after the completion of the Recapitalization, provided that, following Holdco's initial public offering, any Sponsor Entity may sell pursuant to its registration rights as described below; and

  •
  the ability of the Sponsor Entities to "tag-along" their shares of Holdco's common stock to sales by any other Sponsor Entity, and the ability of the Sponsor Entities to "drag-along" Holdco's common stock held by the other Sponsor Entities under certain circumstances.

Management Services Agreements

        In connection with the Recapitalization, we entered into management services agreements with the Sponsors pursuant to which the Sponsors will provide certain structuring, consulting and management advisory services to us. These services include (i) advice regarding the structure, distribution, and timing of debt and equity offerings, (ii) advice regarding our business strategy, (iii) general advice regarding dispositions and/or acquisitions and (iv) other services of the type customarily performed by the Sponsors. The annual advisory fee under these agreements is $2.0 million, such amount to increase by 3% per year, as well as reimbursement of reasonable out-of-pocket expenses. In addition, in consideration for structuring services rendered in connection with the Recapitalization, which services included financial advisory services and capital structure review, the Sponsors received an aggregate transaction fee of $50.0 million. The annual advisory fee does not include, and the Sponsors may receive additional compensation for providing, investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Sponsors perform services above and beyond those called for by the agreements. We indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreements and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreements.

        In connection with Holdco's initial public offering, each of the Sponsors agreed to terminate their respective management services agreements effective upon completion of Holdco's initial public offering for an aggregate consideration of $10.0 million.

Amended and Restated Registration Rights Agreement

        Holdco is party to an amended and restated registration rights agreement with the Sponsor Entities pursuant to which the Sponsor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of Holdco's common stock held by them after Holdco's initial public offering. The amended and restated registration rights agreement permits KKR to make up to eight demands and each of Carlyle and Providence to make up to four demands on Holdco to register the shares of common stock held by them. Holdco is required to pay all registration expenses incurred in connection with each such demand registration, which expenses exclude underwriting discounts and commissions. Without the consent of the holders of a majority of the shares of common stock entitled to the registration rights, Holdco is not required to file a registration statement pursuant to any demand made within 180 days of the effectiveness of any other request for registration or any registration pursuant to which the Sponsor Entities were entitled to piggyback registration rights described below. In connection with Holdco's initial public offering, the Sponsor Entities will be entering into certain lock-up agreements with the underwriters which will restrict their sales of our common stock for a certain period following Holdco's initial public offering. Pursuant to the amended and restated registration rights agreement, the Sponsor Entities are also entitled to certain piggyback registration rights in connection with other registered offerings by Holdco.

        In addition, under the amended and restated registration rights agreement, in connection with a registered underwritten offering, the Sponsor Entities have agreed not to effect any public sale or distribution pursuant to Rule 144 under the Securities Act, of any equity securities of Holdco, or of any security convertible into or exchangeable or exercisable for any equity security of Holdco, within seven days before, or such period not to exceed 90 days (or 180 days in the case of an initial public offering) as the underwriting agreement may require (or such lesser period as the managing underwriters may permit) after, the effective date of such registration, and Holdco has agreed to cause other holders of any equity security of Holdco purchased from Holdco (at any time other than in a public offering) to so agree.

Voting Agreement

        On August 29, 2005, we and Intelsat, announced that the two companies signed the Intelsat Merger Agreement, pursuant to which Intelsat will acquire us for $25 per share in cash, or $3.2 billion. In connection with the execution of the Intelsat Merger Agreement, certain stockholders of the Company affiliated with Kohlberg Kravis Roberts & Co., The Carlyle Group and Providence Equity Partners Inc. (collectively, the "Sponsor Stockholders") entered into a Voting Agreement, dated as of August 28, 2005 (the "Voting Agreement"), pursuant to which, among other things, the Sponsor Stockholders agreed to vote in favor of the adoption of the Intelsat Merger Agreement. Certain directors of the Company are affiliates of the Sponsor Stockholders. None of these directors are parties to the Voting Agreement.

        The Sponsor Stockholders own approximately 58% of the outstanding shares of common stock of the Company. The Voting Agreement will terminate upon the earlier to occur of (i) the effective time of the Intelsat Merger and (ii) the termination of the Intelsat Merger Agreement.

Capacity Purchases

        We provide satellite capacity, TT&C and other related services to affiliates of certain Sponsors. Revenues for these services were $3.7 million and $4.6 million for the years ended December 31, 2004 and 2005, respectively. As of December 31, 2004 and 2005, we had receivables related to these affiliates of approximately $74 thousand and $550 thousand, respectively. In addition, included in our total contracted backlog of $4.50 billion as of December 31, 2005 is $14.8 million of contracted backlog from affiliates of the Sponsors.

Transactions with Management

Amended and Restated Management Stockholders' Agreement

        Holdco is party to an amended and restated management stockholders' agreement with certain management stockholders who purchased shares of Holdco's common stock, including all of Holdco's executive officers and certain other officers. The amended and restated management stockholders' agreement generally restricts the ability of participating members of management to transfer shares held by them for five years after the closing of the Recapitalization.

        If a management stockholder's employment is terminated, Holdco would have the right to purchase the shares held by such person in accordance with the amended and restated management stockholders' agreement. If a management stockholder's employment is terminated as a result of death or disability, such stockholder or, in the event of such stockholder's death, the estate of such stockholder has the right to force Holdco to purchase his shares, on terms specified in the amended and restated management stockholders' agreement.

        The amended and restated management stockholders' agreement also permits these members of management under certain circumstances to participate in registrations by Holdco of Holdco's equity securities. These "piggyback" registration rights of the management stockholders are subject to limitations as to the maximum number of shares that may be registered. Each management stockholder will be permitted to sell a number of shares of common stock equal to the lesser of (i) the number of shares owned by the management stockholder, including shares issuable upon the exercise of vested unexercised options, multiplied by the percentage of the total number of shares owned by the Sponsor Entities being sold by such Sponsor Entities in the registration and (ii) the maximum number of shares that may be registered in Holdco's initial public offering without an adverse effect on such offering in the view of the managing underwriters.

Sale Participation Agreement

        Each management stockholder is party to a sale participation agreement, which grants to the management stockholder the right to participate in any sale of shares of common stock by the Sponsors occurring prior to the fifth anniversary of Holdco's initial public offering on the same terms as the Sponsors, and grants the Sponsors a similar right to compel the participation of each management stockholder in such a sale. In order to participate in any such sale, the management stockholder may be required, among other things, to become a party to any agreement under which the common stock is to be sold, and to grant certain powers with respect to the proposed sale of common stock to custodians and attorneys-in-fact.

Other Relationships

        We utilize the consulting and lobbying services of R. Thompson & Co., which is owned by Robert J. Thompson, Chairman of Jefferson Consulting Group. Mr. Wright, our Chief Executive Officer, owns a minority interest in Jefferson Consulting Group. Mr. Wright does not have any ownership or financial interest directly or indirectly in R. Thompson & Co. During 2004 and 2005, we paid approximately $140,000 and $121,000, respectively, in expenses for services provided by R. Thompson & Co. Mr. Wright disclaims any interest in the payments for such services.

        During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.3 million of expenses during 2004 to Capstone Consulting, of which, approximately $0.2 million was paid through December 31, 2004. We recorded approximately $0.6 million of expenses during the year ended December 31, 2005 related to Capstone Consulting, all of which was paid through December 31, 2005.

        One of the members of our board of directors, Mr. Karl M. von der Heyden, is also a director of the New York Stock Exchange, Inc. During 2005, we paid approximately $340,000 in expenses for services provided by the New York Stock Exchange, Inc. Mr. von der Heyden, disclaims any interest in the payments for such services.

Transactions with The DIRECTV Group

        For a description of historical transactions with The DIRECTV Group and The News Corporation and its affiliates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Relationships and Related Transactions".

Tax Separation Agreement

        Concurrently with the execution of the transaction agreement, we entered into a tax separation agreement with The DIRECTV Group that supersedes four earlier tax-related agreements among ourselves, The DIRECTV Group and certain of its affiliates. We and The DIRECTV Group have agreed to handle tax matters with respect to the tax periods covered by the tax separation agreement, including tax return preparation, audits, appeals and litigation, in a manner consistent with the past practice of The DIRECTV Group and PanAmSat before the acquisition. In addition, we and The DIRECTV Group have agreed to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, periods ending on or prior to the day of the closing of the Recapitalization.

        Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify us for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from us regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes we are required to pay under the tax separation agreement. In addition, The DIRECTV Group has agreed to indemnify us for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, our tax exposure after indemnification related to these periods is capped at $15.0 million.

        The tax separation agreement became effective upon the consummation of the Recapitalization on August 20, 2004 and will remain effective until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates.

Transition Services Agreement

        Concurrently with the execution of the transaction agreement, we entered into a transition services agreement with The DIRECTV Group and one of its wholly owned subsidiaries. The transition services agreement is effective until the termination of the ground lease for our Castle Rock, Colorado broadcast facility. Pursuant to the transition services agreement, The DIRECTV Group provides support services to our facility.

Commercial Arrangements with The DIRECTV Group

        In connection with the Recapitalization, The DIRECTV Group and affiliates entered into, amended and in some cases extended certain contractual arrangements with us. These contractual arrangements include the extension of transponder lease agreements with Hughes Network Systems, Inc., the extension of The DIRECTV Group guarantees of our transponder lease agreements with DIRECTV Latin America, the purchase of additional transponder capacity for DTH Services in Latin America, and the extension of existing and the entering into of new TT&C services agreements with DIRECTV Operations LLC. In addition, in connection with the Recapitalization, The DIRECTV Group paid us for certain past due receivables from, and guaranteed certain future obligations of, our customer Sky Multi-Country Partners, an affiliate of The News Corporation. Management believes that these guarantees and other contractual arrangements substantially reduce credit risks associated with the two Latin American DTH platforms in our contracted backlog and protect us against the possible impact of future consolidation of those platforms.

Item 14.    Principal Accounting Fees and Services

        Aggregate fees billed to us for the fiscal years ended December 31, 2004 and 2005 by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates are as follows (in thousands):

	Fiscal Year
	2004	2005
Audit Fees(1)	$996	$892
Audit-Related Fees(2)	3,385	1,399

Total Audit and Audit-Related Fees	4,381	2,291
Tax Fees(3)	1,042	1,240
All Other Fees	5	49

Total Fees	$5,428	$3,580

(1)
Fees for audit services billed or expected to be billed relate to the audit of the financial statements, reviews of quarterly financial statements and comfort letters, statutory audits, consents and other services related to SEC matters.

(2)
Relates to fees and expenses for due diligence, comfort letters and consents related to SEC and other registration statements, audits of employee benefit plans, consultation on accounting matters and preparation assistance on foreign statutory filings.

(3)
Relates to fees and expenses from tax related services including tax return preparation and review, federal, state & local compliance and tax compliance and consultations related to tax strategies and planning.

        Our Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee shall pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimus exceptions for non-audit services described in SEC rules. Any such de minimus non-audit services not pre-approved by the Audit Committee shall be approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate authority, including the authority to grant pre-approvals of audit and permitted non-audit services, to subcommittees consisting of one or more members, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

        No fees were paid to our independent auditor pursuant to the "de minimus" exception to the foregoing pre-approval policy.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(A)
1. FINANCIAL STATEMENTS

        See Index to Financial Statements on page 100.

  2.
  Financial Statement Schedule I—Condensed Financial Information of the Parent.

  3.
  Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2003, 2004 and 2005.

(B)
EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1
Transaction Agreement, dated as of April 20, 2004, among Constellation, LLC, PanAmSat Corporation, The DIRECTV Group, Inc., and PAS Merger Sub, Inc., incorporated herein by reference to Exhibit 99(D)(1) of PanAmSat Corporation's amended transaction report on Schedule 13E-3/A filed on August 12, 2004.
2.2
Letter Agreement, dated as of August 12, 2004, between The DIRECTV Group, Inc., and Constellation, LLC, and acknowledged by PanAmSat Corporation, incorporated herein by reference to Exhibit 99(D)(3) of PanAmSat Corporation's amended transaction report on Schedule 13E-3/A filed on August 12, 2004.
2.3
Letter Agreement, dated August 20, 2004, between PanAmSat Corporation and Hughes Network Systems, Inc., incorporated herein by reference to Exhibit 2.3 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
2.4
Merger Agreement, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd., Proton Acquisition Corporation and PanAmSat Holding Corporation, incorporated herein by reference to Exhibit 2.1 of PanAmSat Holding Corporation's Current Report on Form 8-K filed on August 29, 2005.
2.5
Voting Agreement, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd., Proton Acquisition Corporation, PanAmSat Holding Corporation and the stockholders of PanAmSat Holding Corporation named therein, incorporated herein by reference to Exhibit 99.1 of PanAmSat Holding Corporation's Current Report on Form 8-K for the period filed on August 29, 2005.
3.1
Amended and Restated Certificate of Incorporation of PanAmSat Holding Corporation, incorporated by reference to Exhibit 3.1 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A filed on March 1, 2005, registration number 333-121463.
3.2
By-Laws of PanAmSat Holding Corporation, incorporated herein by reference to Exhibit 3.2 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A filed on March 15, 2005, registration number 333-121463.

4.1
Form of Second Amended and Restated Stockholders Agreement of PanAmSat Holding Corporation, dated as of August 20, 2004 and amended and restated as of October 14, 2004 and March •, 2005, among PanAmSat Holding Corporation, PanAmSat Corporation, Constellation, LLC, Carlyle PanAmSat I, LLC, Carlyle PanAmSat II, LLC, PEP PAS, LLC, PEOP PAS, LLC, Carlyle Partners III-Telecommunications, L.P., Providence Equity Partners IV, L.P. and KKR Millennium Fund L.P., incorporated herein by reference to Exhibit 4.2 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A filed on March 15, 2005, registration number 333-121463.
4.2
Indenture, dated October 19, 2004, between PanAmSat Holding Corporation and The Bank of New York, as trustee, incorporated herein by reference to Exhibit 4.1 of PanAmSat Holding Corporation's Registration Statement on Form S-4 filed on December 17, 2004, registration number 333-121423.
4.3
Indenture, dated August 20, 2004, among PanAmSat Corporation, the Guarantors named therein and The Bank of New York, as trustee, incorporated herein by reference to Exhibit 4.1 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.1
Form of Credit Agreement, dated as of August 20, 2004, as amended and restated among PanAmSat Corporation, the lending institutions from time to time parties thereto Citicorp USA, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Bookrunner and Documentation Agent, incorporated herein by reference to Exhibit 10.1 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A filed on February 7, 2005, registration number 333-121463.
10.2
Second Amended and Restated 2004 Stock Option Plan for Key Employees of PanAmSat Corporation and Its Subsidiaries approved by the stockholders of PanAmSat Holding Corporation on March 14, 2004, incorporated herein by reference to Exhibit 10.2 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A filed on March 15, 2005, registration number 333-121463.
10.3
Employment Agreement, dated as of August 20, 2004, by and between PanAmSat Corporation and James B. Frownfelter, incorporated herein by reference to Exhibit 10.3 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.4
Employment Agreement, dated as of August 20, 2004, by and between PanAmSat Corporation and Joseph R. Wright, Jr., incorporated herein by reference to Exhibit 10.4 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.5	Form of Executive Change in Control Severance Agreement, incorporated herein by reference to Exhibit 10.83 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2002.
10.6
Form of Amended and Restated Stock Option Agreement, initially dated August 20, 2004 and amended and restated as of October 29, 2004, incorporated herein by reference to Exhibit 10.6 of PanAmSat Corporation's Registration Statement on Form S-4 as filed November 19, 2004, registration number 333-121423.

10.7
Amended and Restated Registration Rights Agreement, initially dated as of August 20, 2004 and amended and restated as of October 14, 2004, among PanAmSat Holding Corporation, Constellation, LLC, Carlyle PanAmSat I, L.L.C., Carlyle PanAmSat II, L.L.C., PEP PAS, LLC and PEOP PAS, LLC, incorporated herein by reference to Exhibit 10.7 of PanAmSat Holding Corporation's Registration Statement on Form S-4 filed on December 17, 2004, registration number 333-121423.
10.8
Form of Amended and Restated Management Stockholder's Agreement, initially dated August 20, 2004 and amended and restated as of October 29, 2004, incorporated herein by reference to Exhibit 10.9 of PanAmSat Holding Corporation's Registration Statement on Form S-4 filed on December 17, 2004, registration number 333-121423.
10.9
Form of Amended and Restated Sale Participation Agreement, initially dated August 20, 2004 and amended and restated as of October 29, 2004, incorporated herein by reference to Exhibit 10.10 of PanAmSat Holding Corporation's Registration Statement on Form S-4 filed on December 17, 2004, registration number 333-121423.
10.10	Form of Rollover Agreement, dated August 20, 2004, incorporated herein by reference to Exhibit 10.10 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.11
Management Services Letter from Kohlberg Kravis Roberts & Co. L.P. to PanAmSat Corporation, dated August 20, 2004, incorporated herein by reference to Exhibit 10.11 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.12
Management Services Letter from TC Group, L.L.C. to PanAmSat Corporation, dated August 20, 2004, incorporated herein by reference to Exhibit 10.12 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.13
Management Services Letter from Providence Equity Partners IV Inc. to PanAmSat Corporation, dated August 20, 2004, incorporated herein by reference to Exhibit 10.13 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.14
Amendment to the PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan, incorporated herein by reference to Exhibit 10.14 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.15
Amendment No. 1 to the PanAmSat Corporation Supplemental Savings Plan, incorporated herein by reference to Exhibit 10.15 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.16
Amendment No. 1 to the PanAmSat Corporation Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.16 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.17
Amendment to the PanAmSat Corporation Annual Incentive Plan, incorporated herein by reference to Exhibit 10.17 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.18
Letter Agreement between PanAmSat Corporation and James Cuminale, dated August 20, 2004, incorporated herein by reference to Exhibit 10.18 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.19
Letter Agreement between PanAmSat Corporation and Michael Inglese, dated August 20, 2004, incorporated herein by reference to Exhibit 10.19 of PanAmSat Corporation's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2004.
10.20
Director Compensation Term Sheet between George M. Fisher and PanAmSat Corporation, incorporated herein by reference to Exhibit 10.21 of PanAmSat Corporation's Registration Statement on Form S-4 as filed on November 19, 2004, registration number 333-121423.
10.21
Summary Non-Employee Director Compensation Arrangements (Except with respect to our Chairman of the Board), incorporated herein by reference to Exhibit 10.22 of PanAmSat Corporation's Registration Statement on Form S-4 as filed on November 19, 2004, registration number 333-121423.
10.22
Fourth Amended and Restated PanAmSat Holding Corporation and Subsidiaries Long-Term Stock Incentive Plan Established in 1997, initially adopted by the stockholders of PanAmSat Corporation on May 4, 1998 and assumed by PanAmSat Holding Corporation on October 14, 2004, incorporated herein by reference to Exhibit 10.23 of PanAmSat Holding Corporation's Registration Statement on Form S-4 as filed on November 19, 2004, registration number 333-121423.
10.23
Form of Management Services Agreement Termination Letter, incorporated herein by reference to Exhibit 10.23 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A filed on March 15, 2005, registration number 333-121463.
10.24
Form of Stock Option Agreement relating to the Second Amended and Restated 2004 Stock Option Plan for Key Employees of PanAmSat Corporation and its Employees, incorporated herein by reference to Exhibit 10.24 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A filed on March 15, 2005, registration number 333-121463.
10.25	2005 PanAmSat Corporation Severance Pay Plan as of August 24, 2005.*
12.1	Computation of Ratio of Earnings to Fixed Charges.*
21.1	List of Subsidiaries of PanAmSat Holding Corporation.*
24.1	Power of Attorney.*
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*
Filed herewith.

PANAMSAT HOLDING CORPORATION
SCHEDULE 1—CONDENSED FINANCIAL INFORMATION OF THE PARENT

        The following information presents the condensed financial information for PanAmSat Holding Corporation as a stand-alone entity.

PANAMSAT HOLDING CORPORATION
PARENT COMPANY ONLY
STATEMENTS OF INCOME
(In Thousands)

	For the Period October 1, 2004 through December 31, 2004	Year Ended December 31, 2005
OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	$277	$7,615

Total operating costs and expenses	277	7,615

LOSS FROM OPERATIONS	(277)	(7,615)
INTEREST EXPENSE—Net	5,233	27,806

INCOME BEFORE EQUITY IN EARNINGS OF SUBSIDIARY AND INCOME TAXES	(5,510)	(35,421)
EQUITY IN EARNINGS OF SUBSIDIARY	22,429	95,620

INCOME BEFORE INCOME TAXES	16,919	60,199
INCOME TAX BENEFIT	(2,011)	(12,530)

NET INCOME	$18,930	$72,729

See notes to condensed financial information of the Parent.

PANAMSAT HOLDING CORPORATION
PARENT COMPANY ONLY
BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$375	$362
Due from subsidiary	—	50,233
Prepaid expenses and other current assets	814	163

Total Current Assets	1,189	50,758
DEFERRED CHARGES AND OTHER ASSETS	6,427	5,942
INVESTMENT IN SUBSIDIARY	697,759	1,312,530
DEFERRED INCOME TAXES	2,011	14,496

TOTAL ASSETS	$707,386	$1,383,726

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$965	$3,088
Dividends payable	—	47,507
Due to subsidiary	180	—

Total current liabilities	1,145	50,595
LONG-TERM DEBT	255,138	282,295

TOTAL LIABILITIES	256,283	332,890

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock; 0 shares and 50,000,000 shares authorized at December 31, 2004 and December 31, 2005, respectively, and 0 shares outstanding at both December 31, 2004 and December 31, 2005	—	—
Common stock $0.01 par value; 131,697,822 and 400,000,000 shares authorized, at December 31, 2004 and December 31, 2005, respectively, and 72,580,647 and 122,598,093 shares outstanding at December 31, 2004 and December 31, 2005, respectively	726	1,226
Additional paid-in-capital	131,690	1,007,388
Retained earnings	320,883	45,814
Accumulated other comprehensive income (loss)	1,222	(97)
Other stockholders' equity	(3,418)	(3,495)

Total Stockholders' equity	451,103	1,050,836

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$707,386	$1,383,726

See notes to condensed financial information of the Parent.

PANAMSAT HOLDING CORPORATION
PARENT COMPANY ONLY
STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Period October 1, 2004 through December 31, 2004	Year Ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$18,930	$72,729
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiary	(22,429)	(95,620)
Deferred income taxes	(2,011)	(12,530)
Amortization of debt issuance costs and other deferred charges	124	651
Accretion on senior discount notes	5,110	27,157
Other non-cash items	277	1,714
Changes in assets and liabilities:
Prepaid expenses and other assets	(194)	632
Accounts payable and accrued liabilities	14	2,123
Due to subsidiary	180	1,051

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1	(2,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Contribution of equity to subsidiary	—	(658,350)
Dividends received from subsidiary	—	101,792

NET CASH USED IN INVESTING ACTIVITIES	—	(556,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock—initial public offering	—	900,000
Issuance of new long-term debt	250,028	—
Dividends to shareholders	(245,754)	(300,291)
Capitalized costs of initial public offering	—	(40,923)
Capitalized debt issuance costs	(6,154)	(173)
Other equity related transactions	2,254	25

NET CASH PROVIDED BY FINANCING ACTIVITIES	374	558,638

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	375	(13)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	375

CASH AND CASH EQUIVALENTS, END OF PERIOD	$375	$362

See notes to condensed financial information of the Parent.

PANAMSAT HOLDING CORPORATION
PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL INFORMATION OF THE PARENT

1.    Basis of Presentation

        These condensed financial statements present the financial condition, results of operations and cash flows of PanAmSat Holding Corporation, or the Parent, on a parent-company-only basis. Within these condensed financial statements, PanAmSat Holding Corporation and its subsidiaries are referred to as "Holdco". The term "PanAmSat" refers to PanAmSat Corporation, Holdco's wholly-owned subsidiary. The Parent's investment in its subsidiary is stated at cost plus equity in the undistributed earnings of its subsidiary from the date of the Contribution. These financial statements should be read in conjunction with the Parent's consolidated financial statements and related notes thereto. The Parent's ability to pay dividends on its common stock and make payments on its Senior Discount Notes is dependent on the earnings and the distribution of funds from its sole subsidiary, PanAmSat Corporation ("PanAmSat"). The agreements governing PanAmSat's senior secured credit facilities and 9% senior notes significantly restrict its ability to pay dividends or otherwise transfer assets to the Parent. Payment of dividends is also subject to compliance with Delaware law.

        The Parent is a Delaware corporation that was formed on September 22, 2004 and is owned by the public, KKR, Carlyle and Providence and certain members of our management and board of directors. The initial capitalization of the Parent was in the amount of $1.00. The Company does not have, apart from its ownership of PanAmSat, any independent operations. A convenience date of October 1, 2004 has been utilized within the accompanying condensed financial information of the Parent for purposes of preparing the Parent's financial statements.

        On March 1, 2005, the Parent amended and restated its certificate of incorporation to (i) effect a reverse stock split of its outstanding shares of common stock on a one for 1.518628 basis reducing the number of outstanding shares from 110,223,003 to 72,580,647 and (ii) increase the number of authorized share from 200 million to 450 million, consisting of 400 million shares of common stock and 50 million shares of preferred stock. The amended and restated certificate of incorporation provides that our board of directors is authorized to provide for one or more series of preferred stock and fix the number of shares, voting power, preferences and other special rights in each series. No such series of preferred stock have been designated and no shares of preferred stock have been issued. All share and per share amounts, as well as the par value amount and additional paid in capital amount related to these shares within these Parent company-only financial statements have been restated to give retroactive effect to the reverse stock split.

        On March 22, 2005, the Parent consummated an initial public offering of 50 million shares of its common stock. (See Stockholders' Equity and Equity Rights below.) Upon completion of its initial public offering, the ownership percentages of the Parent's outstanding common stock was as follows: publicly held shares were approximately 41%, ownership by affiliates of KKR, Carlyle and Providence was approximately 26%, 16% and 16%, respectively and ownership by certain members of management and our board of directors was approximately 1%.

        On August 29, 2005, Holdco and Intelsat, Ltd. ("Intelsat") announced that the two companies signed a definitive merger agreement (the "Intelsat Merger Agreement") under which Intelsat will acquire Holdco for $25 per share of the Parent's stock in cash, or $3.2 billion (the "Intelsat Merger"). On October 26, 2005, the Parent's shareholders approved and adopted the Intelsat Merger Agreement. Consummation of the Intelsat Merger remains subject to various conditions, including satisfaction of the Hart-Scott-Rodino waiting period, receipt of Federal Communications Commission approvals, receipt of financing and other conditions. If the conditions to the Intelsat Merger are satisfied or waived (to the extent permitted by applicable law), Holdco expects to consummate the Intelsat Merger in the second or third quarter of 2006.

2.    Long-term Debt

        On October 19, 2004, the Parent issued $416.0 million aggregate principal amount at maturity of 10 3/8% Senior Discount Notes due 2014 pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Senior Discount Notes. All of the proceeds of that offering, less discounts, commissions and expenses, or approximately $245.8 million, were paid on October 19, 2004 as a dividend to the Parent's stockholders. The Senior Discount Notes accrete at the rate of 10 3/8% per annum, compounded semi-annually to, but not including, November 1, 2009. From and after November 1, 2009, cash interest on the Senior Discount Notes will accrue at the rate of 10 3/8% per annum, and will be payable semiannually in arrears on May 1 and November 1 of each year, commencing on May 1, 2010, until maturity. As of December 31, 2005, the accreted balance of approximately $282.3 million was outstanding in relation to these notes.

        The Parent incurred approximately $6.7 million of deferred financing costs in relation to the issuance of the Senior Discount Notes. These deferred financing costs were capitalized and are being amortized to interest expense over the 10 year life of the Senior Discount Notes.

3.    Stockholders' Equity and Equity Rights

        On October 8, 2004 the stockholders of the Parent contributed all of the PanAmSat common stock held by them of 72,221,382 shares to the Parent in exchange for a pro rata share of the Parent's common stock. In addition, options and all other equity rights for PanAmSat common stock, representing approximately 4,341,208 stock options and 202,213 deferred stock units were converted to similar rights for the Parent's common stock. As a result, PanAmSat Corporation became a wholly-owned subsidiary of the Company.

        In October 2004 certain members of PanAmSat's management purchased a total of 329,245 shares of the Parent and certain of these shareholders were also granted a total of 702,608 stock options at an exercise price of $7.59.

        On October 19, 2004, the Parent paid a dividend of approximately $245.8 million to its shareholders from the net proceeds of the issuance of the Senior Discount Notes (See Note 2 "Long-term Debt").

        Also, on October 19, 2004, the Parent reduced the option exercise price of existing stock options by $3.39 per share to reflect the decrease in fair value of the underlying stock that resulted from the additional debt incurred and dividend paid as described above. There are no changes to previously estimated compensation expense as a result of this modification.

        On March 22, 2005, the Parent consummated an initial public offering of 50 million shares of its common stock at $18 per share and used the net proceeds to make an equity contribution to PanAmSat of approximately $658.4 million and to pay a $200 million dividend to its then pre-existing stockholders. PanAmSat used this equity contribution to repay approximately $265.0 million of the borrowings under its Term Loan A Facility and on April 1, 2005, it redeemed $353.5 million, or 35%, of its 9% senior notes and paid a redemption premium of $31.8 million to holders of those notes. In connection with its initial public offering, the Parent paid approximately $40.9 million of costs which were capitalized on its balance sheet. In connection with and contingent upon the Parent's initial public offering, PanAmSat's senior secured credit facilities were amended.

        Holdco's board of directors adopted a dividend policy that became effective upon the closing of the Parent's initial public offering. The Parent's dividend policy reflects an intention to distribute a substantial portion of the cash generated by its business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to the Parent's stockholders. On March 21, 2005, Holdco's board of directors declared a partial quarterly dividend for the period from March 22, 2005 to March 31, 2005 in the amount of $0.043056 per share, or an aggregate of approximately $5.28 million, which was paid on April 15, 2005, to stockholders of record as of March 31, 2005. On June 20, 2005, Holdco's board of directors declared a quarterly dividend for the period from April 1, 2005 to June 30, 2005 in the amount of $0.3875 per share, or an aggregate of approximately $47.5 million, which was paid on July 15, 2005, to stockholders of record as of June 30, 2005. On September 19, 2005, Holdco's board of directors declared a quarterly dividend for the period from July 1, 2005 to September 30, 2005 in the amount of $0.3875 per share, or an aggregate of approximately $47.5 million, which was paid on October 14, 2005, to stockholders of record as of September 30, 2005. On December 14, 2005, Holdco's board of directors declared a quarterly dividend for the period from October 1, 2005 to December 31, 2005 in the amount of $0.3875 per share, or an aggregate of approximately $47.5 million, which was paid on January 17, 2006, to stockholders of record as of December 30, 2005.

        Dividends paid to the Parent's shareholders were funded from the earnings and distribution of funds from PanAmSat. In addition, during the year ended December 31, 2005, the Parent recorded additional dividends from PanAmSat of approximately $5.5 million in relation to third party expenses incurred by the Parent.

        As of December 31, 2005, 122,598,093 shares of the Parent's common stock were outstanding along with 5,070,136 stock options, 202,213 deferred stock units and 17,470 restricted shares. See Note 15 "Retirement and Incentive Plans" to the Parent's consolidated financial statements for additional information regarding the Parent's stock options and deferred stock units.

PANAMSAT HOLDING CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (a)	Deductions (b)	Balance at End of Year
		(Dollars in millions)
For the Year Ended December 31, 2003
Allowances Deducted from Assets:
Accounts receivable (for doubtful receivables)	$8.7	$—	$—	$(2.4)	$6.3
Allowance for customer credits	13.0	—	(2.7)	7.8	18.1
Net investment in sales-type leases (for doubtful receivables)	10.7	—	—	(1.8)	8.9
Long-term receivables (for doubtful receivables)	3.6	1.2	0.5	(0.3)	5.0

Total Allowances Deducted from Assets	$36.0	$1.2	$(2.2)	$3.3	$38.3

For the Year Ended December 31, 2004
Allowances Deducted from Assets:
Accounts receivable (for doubtful receivables)	$6.3	$2.0	$0.2	$(4.4)	$4.1
Allowance for customer credits	18.1	—	(1.1)	(8.1)	8.9
Net investment in sales-type leases (for doubtful receivables)	8.9	—	—	(0.4)	8.5
Long-term receivables (for doubtful receivables)	5.0	0.5	0.9	(5.8)	0.6

Total Allowances Deducted from Assets	$38.3	$2.5	$—	$(18.7)	$22.1

For the Year Ended December 31, 2005
Allowances Deducted from Assets:
Accounts receivable (for doubtful receivables)	$4.1	$0.2	$3.9	$(4.4)	$3.8
Allowance for customer credits	8.9	—	(3.8)	(2.5)	2.6
Net investment in sales-type leases (for doubtful receivables)	8.5	(2.6)	—	—	5.9
Long-term receivables (for doubtful receivables)	0.6	(0.2)	(0.2)	—	0.2

Total Allowances Deducted from Assets	$22.1	$(2.6)	$(0.1)	$(6.9)	$12.5

(a)
Primarily relates to amounts reclassified to/from other accounts.

(b)
Net activity relates to amounts added to the allowance for customer credits to recognize amounts recorded against revenue, less amounts written-off or recovered.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wilton, State of Connecticut.

PANAMSAT HOLDING CORPORATION
By:	/s/ JAMES W. CUMINALE James W. Cuminale Executive Vice President, General Counsel and Secretary

March 10, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH R. WRIGHT, Jr. Joseph R. Wright, Jr.	Chief Executive Officer (principal Executive officer) and Director	March 10, 2006
/s/ MICHAEL J. INGLESE Michael J. Inglese	Executive Vice President and Chief Financial Officer (principal Financial and accounting officer)	March 10, 2006
* George M.C. Fisher	Chairman of the Board of Directors	March 10, 2006
* Joseph Y. Bae	Director	March 10, 2006
* Michael J. Connelly	Director	March 10, 2006
* Michael J. Dominguez	Director	March 10, 2006
* James M. Hoak	Director	March 10, 2006

* Alexander Navab	Director	March 10, 2006
* R.C. Johnstone, Jr.	Director	March 10, 2006
* Bruce E. Rosenblum	Director	March 10, 2006
* Paul J. Salem	Director	March 10, 2006
* Karl M. von der Heyden	Director	March 10, 2006
*By:	/s/ JAMES W. CUMINALE James W. Cuminale Attorney-in-Fact

QuickLinks

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
WEBSITE ACCESS TO COMPANY'S REPORTS
PANAMSAT HOLDING CORPORATION ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005 TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
Risks Relating to our Common Stock
Risks Relating to Our Business
Risks Relating to Our Industry
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
FSS Revenue by Service-Type
FSS Revenue by Service-Type
Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PANAMSAT HOLDING CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except per Share Data)
PANAMSAT HOLDING CORPORATION CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)
PANAMSAT HOLDING CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (In Thousands, Except Share Data)
PANAMSAT HOLDING CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
PANAMSAT HOLDING CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers
  Item 12. Security Ownership of Certain Beneficial Owners and Management
EQUITY COMPENSATION PLAN INFORMATION
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
PANAMSAT HOLDING CORPORATION SCHEDULE 1—CONDENSED FINANCIAL INFORMATION OF THE PARENT
PANAMSAT HOLDING CORPORATION PARENT COMPANY ONLY STATEMENTS OF INCOME (In Thousands)
PANAMSAT HOLDING CORPORATION PARENT COMPANY ONLY BALANCE SHEETS (In Thousands, Except Share Data)
PANAMSAT HOLDING CORPORATION PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS (In Thousands)
PANAMSAT HOLDING CORPORATION PARENT COMPANY ONLY NOTES TO CONDENSED FINANCIAL INFORMATION OF THE PARENT
PANAMSAT HOLDING CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES