Form 10-Q
period 2006-03-31
PanAmSat Holding CORP
filed 2006-05-11
CIK 1310897

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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

        As of May 8, 2006, there were 122,598,093 outstanding shares of the registrant's common stock, par value $0.01 per share.

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

        This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words "may", "might", "should", "estimate", "project", "plan", "anticipate", "expect", "intend", "outlook", "believe" and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified in "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Market Risks" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Reference is also made to such other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission ("SEC").

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

WEB SITE ACCESS TO COMPANY'S REPORTS

        Our Internet Web site address is www.panamsat.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our Corporate Governance Guidelines, Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) and code of ethics are available at that same location on our Web site. Information on our Web site, however, is not a part of this quarterly report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PANAMSAT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2006

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2005	March 31, 2006
REVENUES:
Operating leases, satellite services and other	$205,201	$210,237
Outright sales and sales-type leases	3,607	2,992

Total revenues	208,808	213,229

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	(2,853)	—
Depreciation and amortization	69,765	69,758
Direct operating costs (exclusive of depreciation and amortization)	34,947	33,211
Selling, general and administrative expenses	18,754	25,114
Sponsor management fees	10,444	—
Facilities restructuring and severance costs	3,349	—
Loss on termination of sales-type lease	2,307	—
Gain on undesignated interest rate swap	—	(13,240)

Total operating costs and expenses	136,713	114,843

INCOME FROM OPERATIONS	72,095	98,386
INTEREST EXPENSE—Net	75,526	60,557

INCOME (LOSS) BEFORE INCOME TAXES	(3,431)	37,829
INCOME TAX EXPENSE (BENEFIT)	(4,532)	10,045

NET INCOME	$1,101	$27,784

NET INCOME PER SHARE—Basic	$0.01	$0.23

NET INCOME PER SHARE—Diluted	$0.01	$0.22

See notes to unaudited condensed consolidated financial statements.

PANAMSAT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2005	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$126,307	$152,165
Accounts receivable—net	66,418	76,341
Net investment in sales-type leases	12,260	9,959
Prepaid expenses and other (principally prepaid insurance)	20,306	13,720
Deferred income taxes	16,711	16,711

Total current assets	242,002	268,896
SATELLITES AND OTHER PROPERTY AND EQUIPMENT—Net	1,949,560	1,950,862
NET INVESTMENT IN SALES-TYPE LEASES	64,913	64,785
GOODWILL	2,244,131	2,244,131
DEFERRED CHARGES AND OTHER ASSETS—Net	333,942	341,398

TOTAL ASSETS	$4,834,548	$4,870,072

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$88,349	$119,257
Current portion of long-term debt	16,600	16,600
Current portion of satellite incentive obligations	13,240	12,638
Accrued interest payable	37,103	17,930
Dividends payable	47,507	52,257
Deferred gains and revenues	24,514	34,012

Total current liabilities	227,313	252,694
LONG-TERM DEBT	3,197,695	3,200,775
DEFERRED INCOME TAXES	9,816	19,212
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	348,888	370,164

TOTAL LIABILITIES	3,783,712	3,842,845

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock; 50,000,000 shares authorized at December 31, 2005 and March 31, 2006, respectively, and 0 shares outstanding at both December 31, 2005 and March 31, 2006	—	—
Common stock $0.01 par value; 400,000,000 shares authorized, at December 31, 2005 and March 31, 2006, respectively, and 122,598,093 shares outstanding at December 31, 2005 and March 31, 2006, respectively	1,226	1,226
Additional paid-in capital	1,007,388	1,007,648
Retained earnings	45,814	21,340
Accumulated other comprehensive income (loss)	(97)	431
Other stockholders' equity	(3,495)	(3,418)

Total stockholders' equity	1,050,836	1,027,227

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,834,548	$4,870,072

See notes to unaudited consolidated financial statements.

PANAMSAT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock				Accumulated Other Comprehensive Income (loss), net of tax
	Shares	Par Value Amount	Additional Paid-In Capital	Retained Earnings		Other Stockholders' Equity	Total	Comprehensive Income
BALANCE, JANUARY 1, 2006	122,598,093	$1,226	$1,007,388	$45,814	$(97)	$(3,495)	$1,050,836
Foreign currency translation adjustment	—	—	—	—	445	—	445	$445
Amortization of unrealized gain on interest rate hedge	—	—	—	—	83	—	83	83
Stock compensation	—	—	260	—	—	—	260	—
Amortization of deferred compensation	—	—	—	—	—	77	77	—
Dividends to stockholders	—	—	—	(52,258)	—	—	(52,258)	—
Net income	—	—	—	27,784	—	—	27,784	27,784

BALANCE, MARCH 31, 2006	122,598,093	$1,226	$1,007,648	$21,340	$431	$(3,418)	$1,027,227	$28,312

OTHER STOCKHOLDERS' EQUITY:

	December 31, 2005	March 31, 2006
Excess of purchase price over historical cost basis of net assets acquired	$(3,418)	$(3,418)
Deferred compensation, net	(77)	—

TOTAL OTHER STOCKHOLDERS' EQUITY	$(3,495)	$(3,418)

See notes to unaudited consolidated financial statements.

PANAMSAT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2006

(IN THOUSANDS)

	March 31, 2005	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,101	$27,784
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	69,765	69,758
Deferred income taxes	(7,615)	9,394
Amortization of debt issuance costs and other deferred charges	5,312	5,389
Accretion on senior discount notes	6,534	7,230
Loss on early extinguishment of debt	9,521	—
Provision for uncollectible receivables	90	(2,119)
Facilities restructuring and severance costs	3,349	—
Gain on undesignated interest rate swap	—	(12,268)
Reversal of sales-type lease liabilities	(2,853)	—
Loss on termination of sales-type lease	2,307	—
Other non-cash items	(242)	(152)
Changes in assets and liabilities:
Collections on investments in sales-type leases	6,533	5,501
Operating leases and other receivables	4,709	(9,881)
Prepaid expenses and other assets	(1,971)	7,174
Accounts payable and accrued liabilities	(40,071)	(12,588)
Deferred gains and revenues	(142)	9,492

NET CASH PROVIDED BY OPERATING ACTIVITIES	56,327	104,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(15,050)	(49,471)
Distribution from equity investment	—	902
Acquisitions, net of cash acquired	—	(377)

NET CASH USED IN INVESTING ACTIVITIES	(15,050)	(48,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock—initial public offering	900,000	—
Repayments of long-term debt	(290,000)	(4,150)
Dividends to stockholders	(200,000)	(47,508)
Capitalized costs of initial public offering	(37,385)	—
Capitalized debt issuance costs	(634)	—
Repayments of incentive obligations	(3,061)	(2,824)
Funding of capital expenditures by customer	—	24,446
Other equity related transactions	19	3

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	368,939	(30,033)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	47	123

NET INCREASE IN CASH AND CASH EQUIVALENTS	410,263	25,858
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,982	126,307

CASH AND CASH EQUIVALENTS, END OF PERIOD	$449,245	$152,165

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received for interest	$763	$1,300

Cash paid for interest	$87,875	$74,406

Cash received for taxes	$—	$3,204

Cash paid for taxes	$5,039	$877

See notes to unaudited condensed consolidated financial statements.

PANAMSAT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

        These consolidated financial statements reflect the financial statements of PanAmSat Holding Corporation and its subsidiaries on a consolidated basis. Within these consolidated financial statements, PanAmSat Holding Corporation and its subsidiaries are referred to as "Holdco", "we", "us" and "our". The term "PanAmSat" refers to PanAmSat Corporation, our wholly-owned subsidiary.

        These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that management considers necessary to present fairly the financial position as of March 31, 2006, and results of operations and cash flows for the three months ended March 31, 2005 and 2006. Certain prior period amounts have been reclassified to conform to the current period's presentation. Operating results for the three months ended March 31, 2005 and 2006 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K filed with the SEC on March 10, 2006, any amendments thereto, and all of our other filings filed with the SEC from March 10, 2006 through the date of this report. During the quarter ended March 31, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share Based Payment" (SFAS 123R). See Note 9. "Stock Based Compensation" and Note 16. "New Accounting Pronouncements".

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

        On September 22, 2004, Holdco was formed by the then existing stockholders of PanAmSat. On October 8, 2004, all of PanAmSat's outstanding common stock held by its then existing stockholders was contributed to Holdco in exchange for an equal number of shares of Holdco common stock, par value $.01 per share (the "Contribution"). As a result of and immediately following that contribution, PanAmSat's then existing stockholders owned Holdco in equal proportion to their prior ownership interest in PanAmSat, and PanAmSat became a wholly-owned subsidiary of Holdco.

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

2.     PanAmSat/Intelsat Merger

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

3.     Initial Public Offering

        On March 22, 2005, we consummated an initial public offering of 50 million shares of our common stock at $18 per share and used the net proceeds to make an equity contribution to PanAmSat of approximately $658.4 million and to pay a $200 million dividend to our then pre-existing stockholders. PanAmSat used this equity contribution to repay approximately $265.0 million of the borrowings under its Term Loan A Facility and on April 1, 2005, it redeemed $353.5 million, or 35%, of its 9% senior notes and paid a redemption premium of $31.8 million to holders of those notes. In connection with our initial public offering, we paid approximately $40.9 million of costs which were capitalized on our balance sheet. In connection with and contingent upon our initial public offering, PanAmSat's senior secured credit facilities were amended (See Note 6 "Long-term Debt").

4.     Dividend Policy

        Our board of directors adopted a dividend policy that became effective upon the closing of our initial public offering. Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders. On December 14, 2005, our board of directors declared a quarterly dividend for the period from October 1, 2005 to December 31, 2005 in the amount of $0.3875 per share, or an aggregate of approximately $47.5 million, which was paid on January 17, 2006, to stockholders of record as of December 30, 2005. On March 16, 2006, our board of directors declared a quarterly dividend for the period from January 1, 2006 to March 31, 2006 in the amount of $0.42625 per share, or an aggregate of approximately $52.3 million, which was paid on April 13, 2006, to stockholders of record as of March 31, 2006. On March 21, 2005, our board of directors declared a partial quarterly dividend for the period from March 22, 2005 to March 31, 2005 in the amount of $0.043056 per share, or an aggregate of approximately $5.28 million, which was paid on April 15, 2005, to stockholders of record as of March 31, 2005.

5.     Reverse Stock Split and Amended and Restated Certificate of Incorporation

        On March 1, 2005, we amended and restated our certificate of incorporation to (i) effect a reverse stock split of our outstanding shares of common stock on a one for 1.518628 basis and (ii) increase the number of authorized shares from 200 million to 450 million, consisting of 400 million shares of common stock and 50 million shares of preferred stock. The amended and restated certificate of incorporation provides that our board of directors is authorized to provide for one or more series of preferred stock and fix the number of shares, voting power, preferences and other special rights in each series. No such series of preferred stock has been designated and no shares of preferred stock have been issued. All share and per share amounts, as well as the par value amount and additional paid in capital amount related to these shares within these condensed consolidated financial statements, have been restated for all the periods presented to give retroactive effect to the reverse stock split.

6.     Long-term Debt

        As of December 31, 2005 and March 31, 2006, long-term debt consisted of the following (in thousands):

	December 31, 2005	March 31, 2006
6 3/8% Notes due 2008	$150,000	$150,000
8 1/2% Notes due 2012	1,190	1,190
6 7/8% Notes due 2028	125,000	125,000
Transaction Related Financing:
Revolving Credit Facility	—	—
Term Loan A due 2009	355,910	355,910
Term Loan B-1 due 2011	1,643,400	1,639,250
9% Senior Notes due 2014	656,500	656,500
10 3/8% Senior Discount Notes due 2014	282,295	289,525

	3,214,295	3,217,375
Less: current maturities	16,600	16,600

Total Long-Term Debt	$3,197,695	$3,200,775

        At March 31, 2006, we had total debt outstanding of approximately $3.2 billion, including current maturities of $16.6 million related to our Term Loan B-1 Facility due 2011.

        On October 19, 2004, pursuant to Rule 144A under the Securities Act of 1933, as amended, we issued $416.0 million aggregate principal amount at maturity of our 10 3/8% senior discount notes due 2014. All of the proceeds of that offering, less discounts, commissions and expenses, or approximately $245.8 million, were paid on October 19, 2004 as a dividend to our stockholders. On May 31, 2005, we exchanged all the outstanding notes for an equal amount of 10 3/8% senior discount notes due 2014, or Senior Discount Notes, which are registered under the Securities Act of 1933 and which have substantially similar terms. The Senior Discount Notes accrete at the rate of 10 3/8% per annum, compounded semi-annually to, but not including, November 1, 2009. From and after November 1, 2009, cash interest on the Senior Discount Notes will accrue at the rate of 10 3/8% per annum, and will be payable semiannually in arrears on May 1 and November 1 of each year, commencing on May 1, 2010, until maturity. As of March 31, 2006, the accreted balance of approximately $289.5 million was outstanding in relation to these notes. Costs incurred in relation to the issuance of these notes were capitalized to debt issuance costs and are being amortized over the term of these notes.

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

  •
  permit the payment of the management fee payable to the Sponsors in connection with the termination of the management services agreement. (See Note 13 "Certain Relationships and Related Transactions—Transactions with the Sponsors and their Affiliates"); and

  •
  conform the change of control definition to the change of control definition in the indenture governing PanAmSat's 9% senior notes.

        During the first quarter of 2005, we recorded non-cash interest expense charges totaling approximately $9.5 million for unamortized debt issuance costs written off as a result of the $290.0 million of voluntary debt repayments made on PanAmSat's Term Loan A Facility during this period. There were no such charges recorded during the first quarter of 2006.

        Borrowings under PanAmSat's senior secured credit facilities bear interest at the borrower's option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin, and are subject to adjustment based on a pricing grid.

        PanAmSat's senior secured credit facilities which were entered into in connection with the Recapitalization are comprised of a $250.0 million revolving credit facility, which will terminate in August 2009, an $800.0 million Term Loan A Facility, which matures in August 2009 (of which $355.9 million was outstanding at March 31, 2006), and a $1,660.0 million Term Loan B-1 Facility, which matures in August 2011 (of which $1,639.3 million was outstanding at March 31, 2006). At March 31, 2006, the interest rate on the Term Loan A Facility was 6.57% (1 month LIBOR of 4.82% plus 1.75%). At March 31, 2006, the Term Loan B-1 Facility was split into two tranches in order to provide for the principal payment of $4.2 million which is due on May 19, 2006. The first tranche in the amount of $4.2 million, which is subject to the principal pay down, had an interest rate of 6.81% (2 month LIBOR of 4.81% plus 2.00%). The remaining tranche, in the amount of $1,635.1 million, had an interest rate of 6.90% (3 month LIBOR of 4.90% plus 2.00%). These rates are subject to change based upon our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of March 31, 2006 on an annual basis was 0.25%. As of March 31, 2006, we had outstanding letters of credit totaling $49.1 million and the revolving credit facility was undrawn. Outstanding letters of credit reduce our ability to borrow against the revolving credit facility by an equivalent amount. Any amounts borrowed under the revolving credit facility would bear interest at LIBOR plus 1.75% as of March 31, 2006, although this interest rate is subject to adjustment based on our total leverage ratio.

        Obligations under the senior secured credit facilities are, or will be, as the case may be, unconditionally and irrevocably guaranteed jointly and severally by PanAmSat's current and future domestic subsidiaries and are secured by substantially all of PanAmSat's assets and substantially all of the assets of each of its current and future domestic subsidiaries.

        PanAmSat's 9% senior notes require interest payments to be made semi-annually, mature on August 15, 2014, are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of PanAmSat's existing and certain subsequently acquired or organized domestic restricted subsidiaries. Fees charged by the lenders in relation to the issuance of the 9% senior notes were capitalized as debt issuance costs and are amortized over the term of the notes.

        As of March 31, 2006, PanAmSat also had outstanding 10 and 30-year fixed rate notes totaling $275.0 million which were issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of March 31, 2006, are $150.0 million at 6.375% due 2008 and $125.0 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

        As of March 31, 2006, PanAmSat also had outstanding $1.2 million of its 8 1/2% senior notes due 2012. These notes are unsecured, and are unconditionally guaranteed by each of PanAmSat's existing domestic restricted subsidiaries.

        We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of March 31, 2006, we were in compliance with all such covenants.

7.     Interest Rate Swap Agreements

        In accordance with the agreement governing PanAmSat's old senior secured credit facilities that were repaid in 2004, PanAmSat was party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. In June of 2004, in connection with the repayment of the term loan B-1 Facility of PanAmSat's old credit facility, PanAmSat's cash flow hedge became undesignated, and therefore, changes in the fair value of the interest rate swap have been recorded within our consolidated statement of operations from that time. The fair value of the outstanding interest rate swap agreement as of March 31, 2005, based on quoted market prices from the counterparty, reflected a short-term asset of approximately $43 thousand. In August 2005, this agreement expired.

        On March 14, 2005, PanAmSat entered into a five-year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million from March 14, 2008 until expiration on March 15, 2010. In relation to this swap agreement, PanAmSat exchanged its floating-rate obligation on $1.25 billion of its Term Loan B-1 Facility for a fixed-rate obligation, subject to scheduled rate increases based on the LIBOR rate used.

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

        The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The fair value of the outstanding interest rate swap agreement as of March 31, 2005, based upon quoted market prices from the counterparties, reflected a long-term asset of approximately $0.6 million. Through March 31, 2005, the interest rate swap was undesignated, and therefore, changes in its fair value through March 31, 2005 were recorded within our consolidated statement of operations. The interest rate swap agreement remained undesignated through May 24, 2005, and the decrease in the fair value of the interest rate swap of approximately $18.6 million was recorded within loss on undesignated interest rate swap in our consolidated statement of operations for the six months ended June 30, 2005, in accordance with the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended and interpreted ("SFAS 133"). Between May 25, 2005 and June 30, 2005, the interest rate swap was designated as a cash flow hedge and deemed effective, and therefore qualified for hedge accounting treatment under SFAS 133. In accordance with SFAS 133, changes in the hedged asset or liability representing the effectiveness of the hedge were recorded within comprehensive income (loss) in our consolidated balance sheet.

        Pursuant to SFAS 133, we are required to perform a quarterly analysis of the effectiveness of the hedge. Under SFAS 133, in order to maintain the effectiveness of the hedge, an effectiveness rate of between 80% and 125% must be maintained. This effectiveness rate is calculated by dividing the cumulative change in the hedge liability by the cumulative change in the cash flows of the debt being hedged. As of September 30, 2005, we completed our effectiveness assessment in relation to this swap agreement. As a result of this test, it was determined that the interest rate swap agreement was no longer an effective hedge, and therefore, did not qualify for hedge accounting treatment under SFAS 133. As a result, the interest rate swap was undesignated through March 31, 2006, and therefore, the increase in the fair value of the interest rate swap from January 1, 2006 through March 31, 2006, and swap interest earned during the quarter totaling $13.2 million were recorded within gain on undesignated interest rate swap in our consolidated statement of operations for three months ended March 31, 2006.

        As of March 31, 2005 and 2006, the asset related to this interest rate swap of $0.6 million and $16.1 million, respectively, was included in deferred charges and other assets—net within our condensed consolidated balance sheet.

        On the interest rate reset date of March 14, 2006, the interest rate which the counterparties will utilize on June 14, 2006 to compute interest due to PanAmSat was determined to be 4.900%. This will result in the counterparties paying PanAmSat approximately $1.9 million on June 14, 2006 (the difference between the rate PanAmSat must pay of 4.316% and the rate it will receive from the counterparties of 4.900%).

8.     Acquisitions

        On August 31, 2005, PanAmSat acquired multiple European orbital slots, as well as a satellite with European, Middle Eastern, African and Asian coverage from Alcatel, a French communications company, for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.7 million, including $9.0 million of contingent performance payments due to Alcatel in addition to the purchase price. This acquisition was accomplished in order to strengthen our presence in these markets and expand our global reach into key growth regions. Through March 31, 2006, we paid $42.5 million of this aggregate purchase price from cash on hand. The satellite acquired, formerly known as Europe*Star 1, was renamed PAS-12, and is capable of providing a broad range of enhanced services to European customers for program distribution, broadcast contribution and enterprise networking. The agreement provides for purchase price installments during 2006 of $20.2 million and performance payment installments plus related interest contingent on the future performance of the satellite. The results of this acquisition have been included in our fixed satellite services segment from the date of acquisition.

9.     Stock Based Compensation

        Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment, ("SFAS 123R") using the prospective method. Accordingly, prior periods have not been restated. The Company also adopted the fair value recognition provisions of SFAS 123, "Accounting for Stock Based Compensation" ("SFAS 123") on January 1, 2003, for all employee awards granted on or after January 1, 2003, pursuant to SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). As such, the Company recorded compensation expense for employee stock options granted after December 31, 2002, but not in relation to previous awards granted. Awards granted prior to January 1, 2003 were accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Prior to our adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R now requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

        The financial statements for the three months ended March 31, 2006 and March 31, 2005 reflect the compensation cost recognized under the provisions of SFAS 123R and SFAS 123, respectively. As such, net income, basic earnings per share, and diluted earnings per share were not incrementally impacted by the adoption of SFAS 123R and therefore, pro forma presentation is not required.

        1997 Stock Incentive Plan—On May 5, 1997, PanAmSat's board of directors adopted the PanAmSat Corporation Long-Term Stock Incentive Plan (the "1997 Stock Plan"), which provides for the granting of nonqualified stock options, incentive stock options, alternate appreciation rights, restricted stock, performance units and performance shares to executive officers, other employees, directors and its independent contractors. Awards were granted at the discretion of the Compensation Committee on such terms as the committee decided. Effective December 7, 2000, PanAmSat amended the 1997 Stock Plan to provide that, upon a "Change-in-Control" (as defined) of it, all unvested stock options and other awards granted under the 1997 Stock Plan would immediately vest and become exercisable, and restrictions on any awards, such as restricted stock, would immediately lapse.

        Upon consummation of the Recapitalization, which constituted a Change-in-Control as defined in the 1997 Stock Plan, all outstanding employee stock options vested and became exercisable, and all outstanding restricted shares and restricted stock units immediately vested. Certain members of PanAmSat's management agreed not to have certain of their equity interests cashed out in the Recapitalization; existing options, restricted shares and restricted stock units granted to such individuals remain outstanding as options and shares.

        In October 2004, Holdco assumed the 1997 Stock Plan, and the outstanding stock options were converted into an aggregate of 762,372 options to purchase shares of Holdco common stock. No new awards have been made, and no new awards can be made, under the 1997 Stock Plan since March 31, 2004.

        2004 Stock Option Plan—On August 20, 2004, PanAmSat's board of directors adopted the 2004 Stock Option Plan for Key Employees of PanAmSat Corporation (the "2004 Stock Plan"), which provides for the granting of stock options, stock appreciation rights and dividend equivalent rights to executive officers, other employees, and others having a relationship with it or its subsidiaries. In 2004, PanAmSat granted options to purchase 3,578,828 shares of common stock at an exercise price of $4.21.

        In October 2004, Holdco assumed the 2004 Stock Plan in connection with the Contribution and all outstanding options became options of Holdco. Subsequently, Holdco granted 702,597 options in October 2004 at an exercise price of $4.21 and 26,339 options in February 2005 at an exercise price of

$18.04. The maximum number of shares that can be issued under the 2004 Stock Plan is 9,500,000. New shares issued would be issued to satisfy any stock option exercises.

        There have been no grants, exercises, forfeitures, expirations or cancellations in either the 1997 Stock Plan or the 2004 Stock Plan during the three months ended March 31, 2006, as summarized below:

	Shares	Weighted Average Exercise Price	Range
1997 Stock Plan
Balance at December 31, 2005	762,372	$3.46	$3.43–$4.04
Balance at March 31, 2006	762,372	$3.46	$3.43–$4.04
Exercisable at March 31, 2006	762,372	$3.46	$3.43–$4.04
2004 Stock Plan
Balance at December 31, 2005	4,307,764	$4.29	$4.21–$18.04
Balance at March 31, 2006	4,307,764	$4.29	$4.21–$18.04
Exercisable at March 31, 2006	861,556	$4.29	$4.21–$18.04
Range of Exercise Prices	Options Outstanding at March 31, 2006	Weighted Average Remaining Contractual Life—Options Outstanding and Exercisable	Weighted Average Exercise Price of options outstanding	Options Exercisable As of March 31, 2006	Weighted Average Exercise Price of options exercisable
1997 Stock Plan
$3.43–$4.04	762,372	8.39	$3.46	762,372	$3.46

2004 Stock Plan
$4.21–$18.04	4,307,764	8.42	$4.29	861,556	$4.29

        For the quarters ending March 31, 2005 and 2006, there were no options exercised, no related tax benefits realized and no cash inflows from share-based compensation in financing activities. The total intrinsic values of stock options outstanding as of March 31, 2005 and 2006 were approximately $65.1 million and $104.7 million, respectively. The total intrinsic values of stock options exercisable as of March 31, 2005 and 2006 were approximately $10.3 million and $34.0 million, respectively. As of March 31, 2006, there was approximately $5.0 million in unamortized compensation cost related to our outstanding stock options, which is expected to be recognized over a weighted average period of approximately 5.4 years.

        The stock options granted in the third and fourth quarters of 2004 by both PanAmSat and Holdco vest over five to eight years. Certain of the awards granted in the third and fourth quarters of 2004 vest over a five-year period based upon the passage of time and the remainder vest after an eight-year period, which may be reduced if certain pre-established company operating performance targets are achieved. The 2005 operating performance targets established for the plan were met, resulting in the accelerated vesting of 20%, or 445,814, of the 2,229,072 outstanding performance based options. Compensation expense for these nonqualified stock options is based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. We recorded stock compensation expense of $0.3 million, as well as related tax benefits of $0.1 million in both three-months periods ended March 31, 2006 and 2005, in relation to the options granted under the 2004 Stock Plan.

        During the first quarter of 2005, we granted 26,339 stock options under the 2004 Stock Plan. The weighted average fair value per option granted during the three months ended March 31, 2005 was $2.62. This estimate was based on the Black-Scholes option pricing model with the following weighted average assumptions:

  •
  The risk-free rate of the options granted was based on the U.S. Treasury yield curve in effect at the time of grant.

  •
  The expected life of the options granted was estimated using the historical exercise behavior of employees.

  •
  The dividend yield and stock volatility of the options granted were based on the fact that the Company was privately held at that time and had no plan to issue dividends to its then existing shareholders.

Three months ended March 31, 2005
Risk free rate	3.82%
Dividend yield	0%
Expected life	6.8 years
Stock volatility	0%

        Deferred Stock Units—PanAmSat has a Supplemental Savings Plan and a Deferred Compensation Plan for eligible employees. Under both plans, executives and other highly compensated employees are entitled to defer a portion of their compensation to future years. In July 2004, PanAmSat's board of directors amended the Deferred Compensation Plan and the Supplemental Savings Plan to permit certain senior executives to elect to have all or part of their accounts under the plans invested in deferred stock units, each of which represented the notional right to receive a share of common stock in PanAmSat. The deferred stock units were converted into a notional right to receive a share of common stock in Holdco at the same conversion ratio as for the other transactions in the Recapitalization. As of the date of conversion, these deferred stock units represented the notional right to receive 202,213 shares of Holdco common stock, on an adjusted basis, with a value of $1.5 million. During 2005, we reclassified this amount from our liability for deferred compensation plans to additional paid-in capital as these deferred stock units will be paid out in shares of Holdco common stock, rather than in cash. Additionally, these deferred stock units, all of which were outstanding and vested as of March 31, 2006, are entitled to accrue credits in the same amount as dividends paid to holders of Holdco's common stock. For the three months ended March 31, 2005 and 2006, we recorded compensation expense of $0.6 million and $0.1 million, respectively, in relation to these deferred stock units.

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

        For the initial board term following the closing of the initial public offering of our common stock on March 22, 2005, the $35,000 in compensation paid in shares of our common stock was calculated as above and granted on the date the plan was approved. Accordingly, each non-employee director was granted 1,747 shares on June 8, 2005. Common stock issued to non-employee directors as compensation is not transferable until vested. The common stock granted on June 8, 2005, vested on March 22, 2006.

        The terms of the 2006 compensation program for non-employee directors remains the same as the 2005 compensation program except that the $35,000 per director previously paid in shares of our common stock was paid in cash in April 2006.

        In addition to compensation for service on our board, Audit Committee members are paid $7,500 per term, Compensation Committee members $5,000 per term, the Chairman of the board $100,000 per term, the Audit Committee Chairman $20,000 per term, and the Compensation Committee Chairman $10,000 per term, each payable quarterly in cash and as earned.

        During the three months ended March 31, 2005 and 2006, we recorded expense of approximately $0.0 million and $0.3 million, respectively, related to this compensation plan.

10.   Facilities Restructuring and Severance Costs

        Facilities restructuring and severance costs were $3.3 million and $0.0 million for the three months ended March 31, 2005 and 2006, respectively.

        In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan includes the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead, Florida teleport was closed in 2003 and, in June 2004, we closed our Spring Creek, New York teleport. We sold our Spring Creek teleport on October 28, 2004, and our Homestead teleport on June 3, 2005. During the three months ended March 31, 2005 and 2006, we recorded charges of $2.5 million and $0.0 million, respectively, related to this teleport consolidation plan, representing costs to relocate equipment.

        On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. In an effort to further streamline our operations, in the first quarter of 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. In the first quarter of 2005, we recorded a non-cash charge of approximately $0.4 million in relation to increased future lease costs related to one of our idle facilities. There were no such charges recorded during the first quarter of 2006.

        As part of our continuing effort to improve operational efficiencies, in October 2004 our management approved plans to reduce our workforce by approximately 25 employees. During the three months ended March 31, 2005 and 2006, we recorded severance charges of approximately $0.4 million and $0.0 million, respectively related to severance plans. These severance costs were primarily related to employee compensation, benefits and outplacement services.

        The following table summarizes the recorded accruals and activity related to the teleport consolidation, facilities restructuring and severance charges during the three months ended March 31, 2006 (in millions):

	Facilities Restructuring Plans	Teleport Consolidation Plan	Severance Plans	Total
Balance as of January 1, 2006	$5.3	$—	$0.4	$5.7
Restructuring charges	—	—	—	—
Non-cash items	—	—	—	—
Net cash payments	(0.3)	—	(0.3)	(0.6)

Balance as of March 31, 2006	$5.0	$—	$0.1	$5.1

        We expect to pay the $0.1 million of liabilities related to our severance plans within the next year and we expect to pay the $5.0 million of liabilities related to our facilities restructuring plan over the next six years.

11.   Interest Expense—Net

        Interest expense for the three months ended March 31, 2005 and 2006 is recorded net of capitalized interest of $4.7 million and $5.9 million, respectively, and interest income of $0.6 million and $1.3 million, respectively. Included in interest expense for the three months ended March 31, 2005 is approximately $9.5 million of unamortized debt issuance costs which were written-off as a result of the $290.0 million debt repayment made on PanAmSat's senior secured credit facilities on March 22, 2005. There were no such charges recorded during the first quarter of 2006.

12.   Commitments and Contingencies

Satellite Incentive Obligations

        Satellite construction contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction if the satellite fails to meet specific technical operating standards. As of March 31, 2006, we had $107.9 million of liabilities recorded in relation to these satellite incentive obligations. Certain of our satellite construction contracts also provide that certain amounts paid by us during the construction phase are subject to refund (with interest) if the satellite fails to meet these technical operating standards.

Operating Leases

        We have commitments for operating leases primarily relating to equipment and our executive office facilities in Wilton, Connecticut and various other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of March 31, 2006, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income aggregated approximately $26.0 million.

Satellite Construction and Launch Commitments

        As of March 31, 2006, we had approximately $103.1 million of expenditures remaining under existing satellite construction contracts and $122.9 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of March 31, 2006, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS-6B Ku-band satellite and the C-band portion of our PAS-3R satellite. In July 2005, we signed an agreement for the launch of this satellite in the first quarter of 2007. Additionally, we have an agreement with one of our major customers for the funding of a portion of the capital expenditures necessary to construct and launch PAS-11 in this timeframe. Such funding represents an obligation for us when it is received from the customer. As of March 31, 2006, we received approximately $71.8 million of funding from this customer. This obligation is scheduled to be repaid to the customer over a three-year period beginning in the second half of 2006. Within our consolidated balance sheet as of March 31, 2006, $24.7 million of this obligation was recorded within short-term accounts payable and accrued liabilities, while the remainder of $47.1 million was recorded within long-term deferred credits and other.

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

Horizons Contribution Obligation

        On August 1, 2005, PanAmSat formed its second 50-50 joint venture with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74 degrees west longitude. The joint venture is named Horizons-2. The satellite will support digital video, high-definition television and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. This Horizons-2 satellite will be constructed over the next two years and is expected to be in service by late 2007. The total investment in this joint venture is expected to be approximately $163 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. PanAmSat's investment in this joint venture is being accounted for using the equity method. As of March 31, 2006, PanAmSat has recorded a liability of $81.7 million within its consolidated financial statements in relation to the future funding of this investment in Horizons-2.

Europe*Star Purchase Price Obligation

        On August 31, 2005, PanAmSat acquired certain assets and liabilities of the Europe*Star business for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.7 million, including $9.0 million of contingent performance payments due to Alcatel in addition to the purchase price. The agreement provides for purchase price installments during 2006 of $20.2 million and performance payment installments plus related interest contingent on the future performance of the satellite. (See Note 8. "Acquisitions".)

Satellite Insurance

        On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its secondary spacecraft control processor ("SCP") and was taken out of service. This satellite had no net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results. In January 2006, our Galaxy 12 satellite was replaced by our Galaxy 14 satellite and Galaxy 12 became an in-orbit spare. Additionally, in late February 2006, our Galaxy 1R satellite was replaced by our Galaxy 15 satellite and on March 3, 2006, Galaxy 1R was de-orbited.

        As of March 31, 2006, we had in effect launch and in-orbit insurance policies covering six satellites in the aggregate amount of approximately $516.0 million. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $668.7 million. We had 17 uninsured satellites in orbit as of March 31, 2006 as follows: PAS-4, which is used as a backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; SBS-6, which is approaching the end of its useful life; Galaxy 4R, Galaxy 10R, Galaxy 11 and PAS-1R, for which we received insurance proceeds for partial losses; PAS-2, PAS-3R, PAS-6B, PAS-8, PAS-9, Galaxy 9, and Galaxy 12, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3 and Leasat, which have an aggregate book value of approximately $0.5 million. Our Galaxy 9 and Galaxy 12 satellites currently serve as in-orbit backups for the C-band portions of Galaxy 3C, Galaxy 4R, Galaxy

10R, Galaxy 11, Galaxy 13/Horizons 1, Galaxy 14 and Galaxy 15. The C-band portion of the satellites that were covered by C-band in-orbit backups had an aggregate net book value of approximately $291.9 million as of March 31, 2006.

        Of the insured satellites, as of March 31, 2006, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, or Significant Exclusion Policies. The exclusions reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/ Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for Xenon-Ion Propulsion Systems ("XIPS") related anomalies, continues to have XIPS available as its primary propulsion system. Certain enhancements have been made to the XIPS on this satellite to make the systems more robust. In addition, Galaxy 13/Horizons 1 has available backup bi-propellant of approximately 10.6 years as of March 31, 2006.

        At March 31, 2006, the uninsured satellites and the satellite insured by a Significant Exclusion Policy had a total net book value and other insurable costs of approximately $872.5 million. Of this amount, $783.4 million related to uninsured satellites and $89.1 million related to the satellite insured by a Significant Exclusion Policy.

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

Customer and Vendor Obligations

        We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us and we have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of March 31, 2006, we have commitments under these customer and vendor contracts which aggregated approximately $204.3 million related to the provision of equipment, services and other support.

        In July 2005, PanAmSat entered into a series of contracts, one of which obligates PanAmSat to guarantee the performance of one of its customers serving as the general contractor for an unrelated third party under a Contractor's Bond in the amount of approximately $8.8 million. PanAmSat believes that if the customer defaults on its obligations to the unrelated third party, PanAmSat will take the place of the customer as the general contractor on the overall project. Accordingly, PanAmSat has recorded a non-contingent liability and a deferred charge of approximately $0.8 million to reflect the fair value of its obligation to stand ready to perform under the terms of the guarantee in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). PanAmSat has also determined that it has no contingent liability under these contracts as prescribed in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" because the likelihood that the Company will be required to perform under the agreements is remote.

        At the completion of the project, which is expected to occur within the next year, PanAmSat will be relieved from its non-contingent obligations under the indemnity agreement. Accordingly and based on the provisions of FIN 45, the balance of the non-contingent liability is being amortized ratably against selling, general and administrative expenses over the overall term of the project based on the percentage of the overall project completed in each period. The deferred charge is being amortized against revenues over the term of the related customer contracts based upon the percentage of total customer revenues recognized in each period. As of March 31, 2006, the balances of the liability and the related deferred charge were both approximately $0.6 million.

Change-in-Control Obligations

        Certain of our senior executives are party to change-in-control severance agreements which provide for payment of severance and other benefits in the event of an involuntary termination of the executive's employment (as defined in such agreements) within three years after a change in control. A change in control has occurred which would satisfy the conditions for payment under these agreements. Accordingly, the payments required under these severance agreements will become payable by the Company if an involuntary termination of an executive occurs during the periods specified by the agreements. Based upon current compensation levels and assuming the Intelsat merger transaction is completed on June 30, 2006, the maximum estimated cost of the termination-related benefits specified by the respective severance agreements would be approximately $11.8 million (net of tax benefits of approximately $6.8 million).

        In connection with the pending Intelsat Merger, our board of directors approved the adoption of a 2005 Severance Pay Plan on terms similar to our existing 2003 Severance Pay Plan and authorized a retention pool of up to $10 million for employees. As of March 31, 2006, retention bonuses totaling approximately $9.6 million have been designated for employees. The 2005 Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within 18 months following, a change in control (as defined in such plan). Based upon information currently available to the Company regarding plans for the integration of the Company with Intelsat in the pending merger, we are currently unable to estimate the amount of future severance to be paid pursuant to the 2005 Severance Pay Plan which would result from a change in control upon the closing of the Intelsat Merger.

        As more fully described in Note 9 "Stock Based Compensation", PanAmSat and Holdco granted stock options to certain employees subsequent to the Recapitalization. The options granted by PanAmSat were assumed by us in October 2004. In addition, certain employees also acquired common stock of Holdco. The vesting of the stock options accelerates in the event of certain changes in control of Holdco. Pursuant to contractual obligations, we could be obligated to make payments for vested options and to repurchase shares held by certain employees in the event of the death or qualifying disability of any such employee. In all other circumstances, we have the right, but not the obligation, to call the common stock held by employees and, therefore, no contingent obligation would exist for us.

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

Foreign Withholding Taxes

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2004 is approximately $64.0 million. We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide letters of credit totaling approximately $49.2 million. As of March 31, 2006, we had paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group, which controlled us prior to the Recapitalization, agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

        In relation to the tax separation agreement we entered into with The DIRECTV Group as part of the Recapitalization, we have recorded a $40.9 million receivable at March 31, 2006 related to foreign withholding tax claims made against us by the Indian government, the related payments made to date by us on those claims, and for certain other foreign and domestic tax claims against us and tax payments made by us.

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

13.   Certain Relationships and Related Transactions

Transactions with The Sponsors and Their Affiliates

        The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements for an aggregate consideration of $10.0 million. For the period from January 1, 2005 through March 22, 2005, we recorded approximately $10.4 million of expense for these management fees (including the termination payment). The annual advisory fee did not include, and the Sponsors may receive, additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Sponsors perform services above and beyond those previously called for by the agreements. During the three months ended March 31, 2005 and 2006, we reimbursed the Sponsors for approximately $23 thousand and $8 thousand, respectively, for expenses incurred.

        Certain members of our board of directors whose services are compensated are principals of or are affiliated with the Sponsors.

        We provide satellite capacity, TT&C and other related services to affiliates of the Sponsors. Revenues for these services were $1.3 million and $0.7 million for the three months ended March 31, 2005 and 2006, respectively. As of March 31, 2005 and 2006, we had customer receivables related to these affiliates of approximately $205 thousand and $94 thousand, respectively.

        Included in our total contracted backlog of $4.60 billion as of March 31, 2006 is approximately $14.2 million of contracted backlog from these affiliates of the Sponsors. Contracted backlog represents future cash payments expected from customers under all long-term contractual agreements.

        During the three months ended March 31, 2005, we procured $0.8 million of insurance and insurance-related services from an affiliate of one of the Sponsors. This company is no longer an affiliate of the Sponsor in 2006.

        The following table provides summary information relative to our accounts receivable from and accounts payable to the Sponsors and their affiliates as of March 31, 2005 and 2006 (in thousands):

	March 31,
	2005	2006
Due from affiliates	$205	$94

Due to affiliates	$—	$—

Other Related Party Transactions

        PanAmSat has a 50% ownership interest in the Horizons-1 joint venture, which it accounts for under the equity method of accounting. PanAmSat leases Ku-band satellite capacity on the Horizons I satellite, which is owned by this joint venture. During the three months ended March 31, 2005 and 2006, PanAmSat recorded expenses of approximately $0.9 million and $1.0 million, respectively, in relation to the lease of such Ku-band satellite capacity.

Other Relationships

        We utilize the consulting and lobbying services of R. Thompson & Co., which is owned by Robert J. Thompson, Chairman of Jefferson Consulting Group. Mr. Wright, our Chief Executive Officer, owns a minority interest in Jefferson Consulting Group. Mr. Wright does not have any ownership or financial interest directly or indirectly in R. Thompson & Co. During the three months ended March 31, 2005 and 2006, we paid approximately $65 thousand and $30 thousand, respectively, in expenses for services provided by R. Thompson & Co.

        During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.2 million and $0.0 million of expenses during the three months ended March 31, 2005 and 2006 related to Capstone Consulting, all of which was paid through March 31, 2005.

14.   Operating Segments

        Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. We have organized our company into two operating segments based upon the types of customers served, services provided and the economic characteristics of each segment. Our operating segments are:

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

        The DIRECTV Group and The News Corporation, which are customers of our FSS segment, comprised approximately 15.6% and 12.6%, respectively, of our total revenues for the three months ended March 31, 2005 and 15.8% and 12.2%, respectively, of our total revenues for the three months ended March 31, 2006.

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

        Selected information for our operating segments is as follows (in thousands):

	Three Months Ended March 31,
	2005	2006
Revenues:
FSS	$193,869	$200,083
G2	20,459	19,845
Eliminations	(5,520)	(6,699)

Total Revenues	$208,808	$213,229

Depreciation and Amortization Expense:
FSS	$69,454	$69,342
G2	311	416

Total Depreciation and Amortization Expense	$69,765	$69,758

Income from Operations:
FSS	$69,513	$102,297
G2	2,981	3,262
Parent	(399)	(7,173)

Total Income from Operations	$72,095	$98,386

Segment EBITDA:
FSS	$160,049	$166,158

G2	$3,422	$3,668

Capital Expenditures:
FSS	$14,286	$48,707
G2	764	764

Total Capital Expenditures	$15,050	$49,471

	December 31, 2005	March 31, 2006
Assets:
FSS	$4,808,402	$4,850,820
G2	44,933	43,019
Parent	1,383,726	1,378,217
Eliminations	(1,402,513)	(1,401,984)

Total Assets	$4,834,548	$4,870,072

        The following table sets forth a reconciliation of income from operations to Segment EBITDA for our FSS operating segment and our G2 operating segment for the periods indicated.

	Three Months Ended March 31,
	2005	2006
FSS Operating Segment:
Reconciliation of income from operations to Segment EBITDA:
Income from operations	$69,513	$102,297
Depreciation and amortization	69,454	69,342

EBITDA	138,967	171,639
Adjustment of sales-type leases to operating leases(a)	6,533	5,501
Loss on termination of sales-type lease(b)	2,307	—
Restructuring charges(c)	3,219	(14)
Reserves for long-term receivables(d)	(2,853)	—
Transaction-related costs(e)	10,533	1,880
Gain on undesignated interest rate swap(f)	—	(13,240)
Other items(g)	1,343	392

Segment EBITDA	$160,049	$166,158

	Three Months Ended March 31,
	2005	2006
G2 Operating Segment:
Reconciliation of income from operations to Segment EBITDA:
Income from operations	$2,981	$3,262
Depreciation and amortization	311	416

EBITDA	3,292	3,678
Restructuring charges(c)	130	(10)

Segment EBITDA	$3,422	$3,668

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

(b)
For the three months ended March 31, 2005, loss on termination of sales-type lease represents the non-cash loss of $2.3 million incurred upon the conversion of one of our customer's sales-type lease agreements to an operating lease agreement.

(c)
Restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs. (See Note 10 "Facilities Restructuring and Severance Costs").

(d)
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

(e)
For the three months ended March 31, 2005, amount represents (i) $10.0 million paid to the Sponsors on March 22, 2005 in relation to the termination of their respective management services agreement with us and (ii) third party costs incurred in relation to the amendment of our senior secured credit facility which was effective in March 2005. For the three months ended March 31, 2006, amount represents costs associated with the Intelsat Merger.

(f)
For the three months ended March 31, 2006, amount represents the change in the fair value of the interest rate swap and swap interest earned. During the first quarter of 2006, the interest rate swap was undesignated and therefore did not qualify for hedge accounting treatment under Generally Accepted Accounting Principles.

(g)
For the three months ended March 31, 2005, other items consist of (i) $0.5 million of expenses for management advisory services from the Sponsors for the period from January 1, 2005 through March 22, 2005, (ii) $0.3 million loss on disposal of fixed assets and (iii) $0.5 million of non-cash stock compensation expense. For the three months ended March 31, 2006, other items consist of (i) $0.4 million of non-cash amortization of acquisition-related costs, (ii) $0.1 million of non-cash stock compensation expense and (iii) $0.1 million loss on disposal of fixed assets, partially offset by $0.1 million of non-cash amortization related to a customer guarantee.

15.   Earnings Per Share

        The following table sets forth the computation of net income per share for the three months ended March 31, 2005 and 2006:

	Three Months Ended March 31,
	2005	2006
Net income	$1,101	$27,784

Basic weighted average shares of common stock outstanding	78,136,000	122,598,093
Dilutive effect of stock options, restricted stock units and other deferred stock based compensation	2,673,000	2,779,741

Diluted weighted average shares of common stock outstanding	80,809,000	125,377,834

Net income per basic common share	$0.01	$0.23

Net income per diluted common share	$0.01	$0.22

16.   New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued SFAS 123R, which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements and includes implementation guidance on measuring the fair value of share-based payments. SFAS 123R replaces SFAS 123, and supersedes SFAS 148 and APB 25.

        On March 29, 2005, the SEC released Staff Accounting Bulletin No. 107 ("SAB 107"). SAB 107 provides an interpretation of SFAS 123R and its interaction with certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in

Management's Discussion and Analysis subsequent to the adoption of SFAS 123R. We have already adopted the fair value recognition provision of SFAS 123, effective January 1, 2003, on a prospective basis. The adoption of SFAS 123R and SAB 107 as required on January 1, 2006 did not have a material impact on our consolidated financial statements. See Note 9. "Stock Based Compensation".

        In May 2005, FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20 "Accounting Changes" ("APB 20") and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 during the first quarter of 2006 did not have a material impact on our consolidated financial statements.

        In February 2006, FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends FASB Statements No. 133 and 140. This statement simplifies the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. This statement also permits a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis included in our Annual Report on Form 10-K filed with the SEC on March 10, 2006, any amendments thereto, and all of our other filings with the SEC from March 10, 2006 through the date of this report.

Management Overview

        In evaluating our financial condition and operating performance, our management considers many factors. Among the most important are revenues, satellite health and technology, satellite insurance, profitability and liquidity.

        We and our industry face certain challenges. Our experience continues to indicate that the demand for video services in many of the global markets we serve is relatively flat; we have experienced pricing pressure in certain markets due to overcapacity and regional economic conditions; and some of our customers are trying to rationalize their cost structures, including satellite capacity costs, to match their existing and projected revenues. All of these challenges could negatively affect our revenues. Notwithstanding these challenges, we experienced growth in first quarter 2006 video services revenues due primarily to additional operating lease revenues resulting from new customer arrangements on our Galaxy 15 satellite, which was placed in service in March 2006, and new customer arrangements entered into with DTH customers in our North American, Pacific and Indian Ocean regions. Additionally, occasional use services increased primarily due to additional services for coverage of the 2006 Winter Olympics. We also continue to see expansion potential with the increasing acceptance of new technologies such as digital cable and HDTV and through the further expansion of our cable neighborhoods. We are also well positioned to provide additional capacity to U.S. DTH service providers as they expand services to their customers. We expect to see growth in our network services revenues as developing markets increase their use of VSATs and other private network services. We continue to focus our efforts on selling bandwidth and related services to new markets, including the U.S. government, which has consistently increased its use of commercial satellites in recent years. Finally, relative to our competitors, we believe we are in a strong position for dealing with these challenges. In response to these challenges, we continue to provide high quality services and value to our customers to win, keep and/or expand their business.

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

        Our board of directors adopted a dividend policy that became effective upon the closing of our initial public offering which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders. On December 14, 2005, our board of directors declared a quarterly dividend for the period from October 1, 2005 to December 31, 2005 in the amount of $0.3875 per share, or an aggregate of approximately $47.5 million, which was paid on January 17, 2006, to stockholders of record as of December 30, 2005. On March 16, 2006, our board of directors declared a quarterly dividend for the period from January 1, 2006 to March 31, 2006 in the amount of $0.42625 per share, or an aggregate of approximately $52.3 million, which was paid on April 13, 2006, to stockholders of record as of March 31, 2006.

        On August 29, 2005, we and Intelsat announced that the two companies signed the Intelsat Merger Agreement under which Intelsat will acquire us for $25 per share in cash, or $3.2 billion. Under the Intelsat Merger Agreement, which was approved unanimously by the boards of directors of both companies, Intelsat will acquire all of our outstanding common shares. Also in connection with the pending Intelsat Merger, our board of directors approved the adoption of a severance plan, on terms similar to our existing severance plan, and authorized a retention pool of up to $10 million for non-senior management employees.

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

Reverse Stock Split and Amended and Restated Certificate of Incorporation

        On March 1, 2005, we amended and restated our certificate of incorporation to (i) effect a reverse stock split of our outstanding shares of common stock on a one for 1.518628 basis and (ii) increase the number of authorized shares from 200 million to 450 million, consisting of 400 million shares of common stock and 50 million shares of preferred stock. The amended and restated certificate of incorporation provides that our board of directors is authorized to provide for one or more series of preferred stock and fix the number of shares, voting power, preferences and other special rights in each series. No such series of preferred stock has been designated and no shares of preferred stock have been issued. All share and per share amounts, as well as the par value amount and additional paid in capital amount related to these shares within these condensed consolidated financial statements, have been restated for all the periods presented to give retroactive effect to the reverse stock split.

Results of Operations—Three Months Ended March 31, 2005 and 2006

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2005	2006
	(In thousands, except per share data and percentages)
Revenues
Operating leases, satellite services and other	$205,201	$210,237	$5,036	2.5%
Outright sales and sales-type leases	3,607	2,992	(615)	(17.1)%

Total revenues	208,808	213,229	4,421	2.1%

Costs and expenses
Cost of outright sales and sales-type leases	(2,853)	—	2,853	100.0%
Depreciation and amortization expense	69,765	69,758	(7)	—%
Direct operating costs (exclusive of depreciation and amortization)	34,947	33,211	(1,736)	(5.0)%
Selling, general and administrative expenses	18,754	25,114	6,360	33.9%
Sponsor management fees	10,444	—	(10,444)	(100.0)%
Facilities restructuring and severance costs	3,349	—	(3,349)	(100.0)%
Loss on termination of sales-type lease	2,307	—	(2,307)	(100.0)%
Gain on undesignated interest rate swap	—	(13,240)	(13,240)	—

Total operating costs and expenses	136,713	114,843	(21,870)	(16.0)%

Income from operations	72,095	98,386	26,291	36.5%
Interest expense—Net	75,526	60,557	(14,969)	(19.8)%

Income (loss) before income taxes	(3,431)	37,829	41,260	1,202.6%
Income tax expense (benefit)	(4,532)	10,045	14,577	321.6%

Net income	$1,101	$27,784	$26,683	2,423.5%

Net income per share—basic	$0.01	$0.23	$0.22	2,200.0%

Net income per share—diluted	$0.01	$0.22	$0.21	2,100.0%

        Total Revenues—The increase in total revenues was primarily attributable to higher video services revenues of $4.5 million and higher consulting/technical services revenues of $1.0 million, partially offset by a $0.5 million reduction in network services revenues and $0.6 million decrease in government services revenues, as compared to the three months ended March 31, 2005.

        Cost of Outright Sales and Sales-type Leases—The increase to cost of sales-type leases was due to the reversal of approximately $2.9 million of in-orbit insurance liabilities related to sales-type leases on our Galaxy 10R satellite during the three months ended March 31, 2005. In January 2005, the insurance policy covering our Galaxy 10R satellite expired, was not replaced and as a result, this satellite and its related assets were no longer insured. No such costs were recorded during the three months ended March 31, 2006.

        Depreciation and Amortization Expense—Depreciation expense remained relatively flat during the three months ended March 31, 2006 as compared to the same period in 2005.

        Depreciation expense increased $5.2 million due to new satellites placed in service subsequent to March 31, 2005 and increased depreciation of $0.6 million resulting from reduced end of life estimates for our Galaxy 4R and Galaxy 9 satellites in the second half of 2005. These increases were offset by the following:

  •
  lower depreciation of $2.2 million on our Galaxy 3R satellite which was fully depreciated in January 2005 and taken out of service in January 2006;

  •
  lower depreciation of $2.8 million on our SBS 6 satellite which was fully depreciated in November 2005; and

  •
  lower non-satellite depreciation of approximately $0.7 million due to disposals of property, plant and equipment and reduced non-satellite capital expenditures.

        Direct Operating Costs (exclusive of depreciation and amortization)—The decrease in total direct operating costs, as compared to the three months ended March 31, 2005, is due primarily to a decrease in our Government Services segment ("G2") direct operating costs of approximately $2.2 million, partially offset by higher in-orbit insurance of $0.3 million as a result of the launch of our Galaxy 14 and Galaxy 15 satellites in the second half of 2005.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $6.4 million as compared to the same period in 2005 primarily as a result of $8.5 million of legal, consulting and retention costs recorded in the first quarter of 2006 related to the pending Intelsat Merger, partially offset by a reduction in bad debt expense of approximately $2.2 million.

        Sponsor Management Fees—The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization in August 2004. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements with us for an aggregate consideration of $10.0 million. During the three months ended March 31, 2005, we recorded approximately $10.4 million of expense for these management fees, including the termination payment. No such costs were recorded during the three months ended March 31, 2006.

        Facilities Restructuring and Severance Costs—Facilities restructuring and severance costs were $3.3 million and $0.0 million for the three months ended March 31, 2005 and 2006, respectively. During the three months ended March 31, 2005, we recorded charges of $2.5 million representing certain costs incurred in relation to equipment transferred to other locations in 2005 under our teleport consolidation plan, a non-cash charge of approximately $0.4 million in relation to increased future lease costs for one of our idle facilities under our facilities restructuring plan and charges of $0.4 million related to our severance plans. No such costs were recorded during the three months ended March 31, 2006.

        Loss on termination of sales-type lease—During the first quarter of 2005, we recorded a loss of $2.3 million in relation to the amendment of a customer's sales-type lease agreement, which resulted in a new operating lease agreement for that customer. As a result of this amendment, during the first quarter of 2005, we wrote off the remaining net investment in sales-type lease balance of $2.3 million related to this agreement. No such costs were recorded during the three months ended March 31, 2006.

        Gain on Undesignated Interest Rate Swap—The $13.2 million gain on undesignated interest rate swap during the first quarter of 2006 related to the increase in the fair value of our $1.25 billion interest rate swap during the quarter ended March 31, 2006. During this period, the interest rate swap was undesignated and therefore this increase was recorded as a gain on undesignated interest rate swap in our consolidated statement of operations for the three months ended March 31, 2006 pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended and interpreted ("SFAS 133").

        Income from Operations—Income from operations increased by $26.3 million primarily due to the non-recurrence of the $10.4 million of sponsor management fees, the $3.3 million of facilities restructuring and severance costs and the $2.3 million loss on termination of sales-type lease which were recorded during the three months ended March 31, 2005, as well as the $13.2 million gain on undesignated interest rate swap recorded during the three months ended March 31, 2006 as described above.

        Interest Expense—Net—Interest Expense—Net consisted of the following (in thousands):

	Three Months Ended March 31
			Dollar Change
	2005	2006
Gross interest expense	$80,800	$67,749	$(13,051)
Less: Interest income	564	1,284	720
Less: Capitalized interest	4,710	5,908	1,198

Total interest expense, net	$75,526	$60,557	$(14,969)

        Interest expense—Net decreased primarily as a result of lower outstanding indebtedness during the three months ended March 31, 2006, partially offset by higher average interest rates during this period as compared to the same period in 2005. The reduction in debt was a result of the payment of $318.4 million of PanAmSat's Term Loan A Facility, the payment of $4.1 million of PanAmSat's Term Loan B-1 Facility and the repayment of $353.5 million or 35% of PanAmSat's 9% senior notes during 2005. Additionally, during the three months ended March 31, 2005, PanAmSat wrote-off approximately $9.5 million of debt issuance costs as a result of the repayment of $290 million of indebtedness under its senior secured credit facilities during this period.

        Income Tax Expense (Benefit)—The increase in 2006 income tax expense from 2005 income tax benefit is due primarily to the increase in income before income taxes in 2006 as a result of the items described above and a reduction in the 2006 extraterritorial income exclusion benefit recorded by the company as compared to the same period in 2005. Additionally, the tax benefit recorded during the first quarter of 2005 included an income tax benefit related to the $10.0 million sponsor management termination fee which was treated as a discreet item for tax purposes.

        The effective income tax rate for the three months ended March 31, 2006 was 26.6% as compared to an income tax benefit of 132.1% for the three months ended March 31, 2005.

Selected segment data

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2005	2006
	(In thousands, except percentages)
Revenues:
FSS	$193,869	$200,083	$6,214	3.2%
G2	20,459	19,845	(614)	(3.0)%
Eliminations	(5,520)	(6,699)	(1,179)	(21.4)%

Total revenues	$208,808	$213,229	$4,421	2.1%

Income from operations:
FSS	$69,513	$102,297	$32,784	47.2%
G2	2,981	3,262	281	9.4%
Parent	(399)	(7,173)	(6,774)	(1,697.7)%

Total income from operations	$72,095	$98,386	$26,291	36.5%

Segment EBITDA:
FSS	$160,049	$166,158	$6,109	3.8%

G2	$3,422	$3,668	$246	7.2%

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

        Our operations are comprised of the following two segments:

        Fixed Satellite Services ("FSS")—Through FSS, we lease transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and DTH and provide TT&C and network services to customers.

        Government Services ("G2")—Through G2, we provide global satellite and related telecommunications services to the U.S. government, international government entities, and their contractors.

FSS Segment

FSS Revenue by Service-Type

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2005	2006
	(In thousands, except percentages)
FSS Revenues:
Video Services	$134,673	$139,196	$4,523	3.4%
Network Services	50,217	49,681	(536)	(1.1)%
Government Services	5,517	6,699	1,182	21.4%
Consulting/Technical Services	3,462	4,507	1,045	30.2%

Total FSS revenues	$193,869	$200,083	$6,214	3.2%

        Revenues.    The $6.2 million increase in FSS revenues was primarily attributable to higher video services revenues of $4.5 million, higher government services revenues of $1.2 million and higher consulting/technical services revenues of $1.0 million, offset partially by a $0.5 million reduction in network services revenues, in each case as described in greater detail as follows:

          Video Services.    The increase in video services revenues was primarily due to higher program distribution and DTH services revenues of approximately $2.8 million compared to the same period in 2005. The increase in program distribution revenues was primarily due to additional operating lease revenues resulting from new customer arrangements on our Galaxy 15 satellite which was placed in service in March 2006. The increase in DTH services revenues was due primarily to new customer arrangements entered into with customers in our North American, Pacific and Indian Ocean regions. Additionally, occasional use services increased by $2.2 million over the same period in 2005 primarily due to additional services for coverage of the 2006 Winter Olympics.

          Network Services.    The decrease in network services revenues was primarily due to the expiration of existing customer contracts and the renewals of existing customer contracts at lower prices. These decreases were partially offset by new customer revenues as a result of our acquisition of the Europe*Star business in the third quarter of 2005.

          Government Services.    The increase in government services revenues as compared to the three months ended March 31, 2005 represents an increase in satellite capacity leased to our G2 segment by our FSS segment. This revenue eliminates in consolidation.

          Consulting/Technical Services.    The increase in consulting/technical services revenues is primarily due to the continued development and expansion of PanAmSat's consulting/technical service business in the three months ended March 31, 2006 as compared to the same period in 2005.

        Income from Operations.    Income from operations increased by $32.8 million primarily due to the non-recurrence of the $10.4 million of sponsor management fees, the $3.2 million of facilities restructuring and severance costs and the $2.3 million loss on termination of sales-type lease which were recorded during the three months ended March 31, 2005, as well as the $13.2 million gain on undesignated interest rate swap recorded during the three months ended March 31, 2006 as described above.

        Segment EBITDA.    The increase of segment EBITDA of $6.1 million as compared to the three months ended March 31, 2005 is primarily due to the increased FSS revenues of $6.2 million, partially offset by higher operating costs and expenses of $0.1 million.

G2 Segment

        Revenue.    G2 segment revenues decreased by $0.6 million for the three months ended March 31, 2006 as compared to the same period in 2005 primarily due to a decrease in the sales of equipment and other non-satellite products of $2.3 million and lower revenues related to the construction of an L-band payload on Galaxy 15 of $0.8 million, partially offset by an increase in revenues related to managed network solutions of $2.0 million and an increase in revenues related to the lease of FSS provided satellite capacity of $0.5 million. Reflected in this decrease was a significant change in the composition of revenues.

        Income from operations and Segment EBITDA.    Income from operations increased $0.3 million and segment EBITDA increased by $0.2 million as compared to the same period in 2005. These increases were primarily due to the shift in the composition of revenues described above. The focus on higher margin products and services resulted in these increases. Restructuring charges of $0.1 million were included in income from operations for the three months ended March 31, 2005. These charges were excluded from segment EBITDA for that same period in 2006.

Contracted backlog

        Contracted backlog represents the actual dollar amount (without discounting to present value) of the expected future cash payments to be received from customers under all long-term contractual agreements, including operating leases, sales-type leases and related service agreements, which may extend to the end of the life of the satellite or beyond to a replacement satellite. Contracted backlog is attributable both to satellites currently in orbit and those planned for future launch. Our contracted backlog for future services as of December 31, 2005 and March 31, 2006 was $4.50 billion and $4.60 billion, respectively. The change in contracted backlog of approximately $98 million was the result of customer contract activity during the first quarter of 2006 (net new contracted backlog of approximately $320 million as a result of the execution of customer contracts partially offset by approximately $222 million of customer billings during the quarter). Our contracted backlog as of March 31, 2006 also included approximately $1.18 billion relating to future services on satellites we expect to launch. Included in the amounts above are 84 contracts representing total contracted backlog of $754.7 million, of which approximately $356.0 million of contracted backlog may be terminated by the customers pursuant to certain contractual termination rights. Of the $320 million of net new contracted backlog during the first quarter of 2006, approximately $161.0 million may be terminated by customers pursuant to these termination rights. Approximately $14.2 million of our contracted backlog as of March 31, 2006 represents the aggregate contracted backlog from affiliates of the Sponsors.

Satellite Deployment Plan

        Our construction and launch strategy is to replace existing satellites as they approach the end of their useful lives. In addition, we selectively expand our global coverage, capacity and service offerings by deploying satellites into new orbital locations where we perceive sufficient customer demand and market opportunities.

        On August 14, 2005, we successfully launched our Galaxy 14 satellite into orbit. This satellite subsequently replaced our Galaxy 12 satellite in January 2006 at 125 degrees WL and Galaxy 12 became an in-orbit spare.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS-6B Ku-band satellite and the C-band portion of our PAS-3R satellite. In July 2005, we signed an agreement for the launch of this satellite in the first quarter of 2007. Additionally, we have an agreement with one of our major customers for the funding of a portion of the capital expenditures necessary to construct and launch PAS-11 in this timeframe. Such funding represents an obligation for us when it is received from the customer. As of March 31, 2006, we received approximately $71.8 million of funding from this customer. This obligation is scheduled to be repaid to the customer over a three year period beginning in the second half of 2006.

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

        On October 13, 2005, we successfully launched our Galaxy 15 satellite into orbit at 133 degrees WL. In late February 2006, our Galaxy 1R satellite was replaced by Galaxy 15 and on March 3, 2006, Galaxy 1R was de-orbited.

        On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its SCP and was taken out of service. This satellite had no net book value as of December 31, 2005, and this event is not expected to have a material impact on our future operations or financial results.

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

  •
  permit the payment of the management fee payable to the Sponsors in connection with the termination of the management services agreement. (See Note 13, "Certain Relationships and Related—Transactions With The Sponsors and Their Affiliates" to our condensed consolidated financial statements appearing elsewhere in this quarterly report); and

  •
  conform the change of control definition to the change of control definition in the indenture governing PanAmSat's senior notes.

Dividend Policy

        Our board of directors adopted a dividend policy that became effective upon the closing of our initial public offering which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders. On December 14, 2005, our board of directors declared a quarterly dividend for the period from October 1, 2005 to December 31, 2005 in the amount of $0.3875 per share, or an aggregate of approximately $47.5 million, which was paid on January 17, 2006, to stockholders of record as of December 30, 2005. On March 16, 2006, our board of directors declared a quarterly dividend for the period from January 1, 2006 to March 31, 2006 in the amount of $0.42625 per share, or an aggregate of approximately $52.3 million, which was paid on April 13, 2006, to stockholders of record as of March 31, 2006.

Cash and Cash Equivalents

        At March 31, 2006, we had cash and cash equivalents of $152.2 million, compared to $126.3 million at December 31, 2005. During the three months ended March 31, 2006, we recorded the following significant transactions impacting cash and cash equivalents:

  •
  generated $104.7 million of cash flows from operations;

  •
  made $74.4 million of interest payments relating to our debt and incentive obligations. These interest payments are included within cash flows from operations;

  •
  made $49.5 million of capital expenditures;

  •
  paid $47.5 million of dividends to our stockholders; and

  •
  received $24.4 million of funding for capital expenditures from one of our customers.

	Three Months Ended March 31,
			Dollar Change
	2005	2006
	(In thousands)
Net cash provided by operating activities	$56,327	$104,714	$48,387
Net cash used in investing activities	(15,050)	(48,946)	(33,896)
Net cash provided by (used in) financing activities	368,939	(30,033)	(398,972)
Effect of exchange rate changes on cash	47	123	76

        The increase in net cash provided by operating activities of $48.4 million was primarily due to an increase in cash provided by additional customer deposits and advance payments received of $23.8 million, a decrease in cash used for interest on indebtedness of $13.5 million and other increases in cash flows from operations of approximately $25.4 million. These increases in cash flows from operations were partially offset by increases in customer billings and the timing of cash collections of approximately $14.3 million.

        The increase in net cash used in investing activities was primarily due to higher capital expenditures of $34.4 million during the three months ended March 31, 2006 as compared to the same period in 2005.

        Net cash used in financing activities during the three months ended March 31, 2006 increased by $399.0 million as compared to the same period in 2005. Net cash used in financing activities was approximately $30.0 million during the three months ended March 31, 2006. During the three months ended March 31, 2006, we paid $47.5 million of dividends to our stockholders, repaid $4.2 million of long-term debt under PanAmSat's senior secured credit facility and repaid incentive obligations of approximately $2.8 million. Offsetting these uses of cash was approximately $24.4 million of funding of capital expenditures received from one of our customers during the three months ended March 31, 2006. Net cash provided by financing increased during the first quarter of 2005 by $368.9 million primarily due to the cash impact of our initial public offering, which was completed in March 2005. As a result of our initial public offering, during the first quarter of 2005, we received proceeds of $900.0 million, paid $200.0 million of dividends to stockholders, paid $37.4 million of costs which were capitalized to equity, and PanAmSat repaid $265.0 million of it's long-term debt. Additionally, during the first quarter of 2005, PanAmSat made a voluntary debt repayment from cash on hand of approximately $25.0 million and repaid approximately $3.1 million of incentive obligations.

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

Long-term Debt

        As of March 31, 2006, long-term debt consisted of the following (in thousands):

March 31, 2006
6 3/8% Notes due 2008	$150,000
8 1/2% Notes due 2012	1,190
6 7/8% Notes due 2028	125,000
Transaction Related Financing:
Revolving Credit Facility	—
Term Loan A due 2009	355,910
Term Loan B/Term Loan B-1 due 2011	1,639,250
9% Senior Notes due 2014	656,500
10 3/8% Senior Discount Notes due 2014	289,525

3,217,375
Less: current maturities	16,600

Total Long-Term Debt	$3,200,775

        At March 31, 2006, we had total debt outstanding of approximately $3.2 billion, including current maturities of $16.6 million related to our Term Loan B-1 Facility due 2011.

        On October 19, 2004, pursuant to Rule 144A under the Securities Act of 1933, as amended, we issued $416.0 million aggregate principal amount at maturity of our 10 3/8% senior discount notes due 2014. All of the proceeds of that offering, less discounts, commissions and expenses, or approximately $245.8 million, were paid on October 19, 2004 as a dividend to our stockholders. On May 31, 2005, we exchanged all the outstanding notes for an equal amount of 10 3/8% senior discount notes due 2014, or Senior Discount Notes, which are registered under the Securities Act of 1933 and which have substantially similar terms. The Senior Discount Notes accrete at the rate of 10 3/8% per annum, compounded semi-annually to, but not including, November 1, 2009. From and after November 1, 2009, cash interest on the Senior Discount Notes will accrue at the rate of 10 3/8% per annum, and will be payable semiannually in arrears on May 1 and November 1 of each year, commencing on May 1, 2010, until maturity. As of March 31, 2006, the accreted balance of approximately $289.5 million was outstanding in relation to these notes.

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

        With a portion of the proceeds from our initial public offering, we made an equity contribution to PanAmSat of approximately $658.4 million, which PanAmSat used to repay approximately $265.0 million of the borrowings under its Term Loan A Facility on March 22, 2005, redeem $353.5 million, or 35%, of its 9% senior notes and pay a redemption premium of $31.8 million to holders of these notes on April 1, 2005. PanAmSat also repaid an additional $25.0 million of the Term Loan A Facility with cash on hand on March 22, 2005. As described above in "Liquidity and Capital Resources-Initial Public Offering", in connection with and contingent upon our initial public offering, PanAmSat's senior secured credit facilities were amended.

        Borrowings under PanAmSat's senior secured credit facilities bear interest at the borrower's option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin, and are subject to adjustment based on a pricing grid.

        PanAmSat's senior secured credit facilities which were entered into in connection with the Recapitalization are comprised of a $250.0 million revolving credit facility, which will terminate in August 2009, an $800.0 million Term Loan A Facility, which matures in August 2009 (of which $355.9 million was outstanding at March 31, 2006), and a $1,660.0 million Term Loan B-1 Facility, which matures in August 2011 (of which $1,639.3 million was outstanding at March 31, 2006). At March 31, 2006, the interest rate on the Term Loan A Facility was 6.57% (1 month LIBOR of 4.82% plus 1.75%). At March 31, 2006, the Term Loan B-1 Facility was split into two tranches in order to provide for the principal payment of $4.2 million which is due on May 19, 2006. The first tranche in the amount of $4.2 million, which is subject to the principal pay down, had an interest rate of 6.81% (2 month LIBOR of 4.81% plus 2.00%). The remaining tranche, in the amount of $1,635.1 million, had an interest rate of 6.90% (3 month LIBOR of 4.90% plus 2.00%). These rates are subject to change based upon our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of March 31, 2006 on an annual basis was 0.25%. As of March 31, 2006, we had outstanding letters of credit totaling $49.1 million and the revolving credit facility was undrawn. Outstanding letters of credit reduce our ability to borrow against the revolving credit facility by an equivalent amount. Any amounts borrowed under the revolving credit facility would bear interest at LIBOR plus 1.75% as of March 31, 2006, although this interest rate is subject to adjustment based on our total leverage ratio.

        Obligations under the senior secured credit facilities are, or will be, as the case may be, unconditionally and irrevocably guaranteed jointly and severally by PanAmSat's current and future domestic subsidiaries and are secured by substantially all of PanAmSat's assets and substantially all of the assets of each of its current and future domestic subsidiaries.

        PanAmSat's 9% senior notes require interest payments to be made semi-annually, mature on August 15, 2014, are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of PanAmSat's existing and certain subsequently acquired or organized domestic restricted subsidiaries. Fees charged by the lenders in relation to the issuance of the 9% senior notes were capitalized as debt issuance costs and are amortized over the term of the notes.

        As of March 31, 2006, PanAmSat also had outstanding 10 and 30-year fixed rate notes totaling $275.0 million which were issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of December 31, 2005, are $150.0 million at 6.375% due 2008 and $125.0 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

        As of March 31, 2006, PanAmSat also had outstanding $1.2 million of its 8 1/2% senior notes due 2012. These notes are unsecured, and are unconditionally guaranteed by each of PanAmSat's existing domestic restricted subsidiaries.

        We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of March 31, 2006, we were in compliance with all such covenants.

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

        Adjusted EBITDA is not a presentation made in accordance with GAAP, and does not purport to be an alternative to net income (loss) determined in accordance with GAAP or as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The following table sets forth a reconciliation of Adjusted EBITDA and EBITDA to net income (loss) and to net cash provided by operating activities for the periods indicated:

	Three Months Ended March 31,
	2005	2006
	(In thousands)
Reconciliation of Net Cash Provided by Operating Activities to Net Income:
Net cash provided by operating activities	$56,327	$104,714
Depreciation and amortization	(69,765)	(69,758)
Deferred income taxes	7,615	(9,394)
Amortization of debt issuance costs and other deferred charges	(5,312)	(5,389)
Accretion on senior discount notes	(6,534)	(7,230)
Loss on early extinguishment of debt	(9,521)	—
Provision for uncollectible receivables	(90)	2,119
Facilities restructuring and severance costs	(3,349)	—
Gain on undesignated interest rate swap	—	12,268
Reversal of sales-type lease liabilities	2,853	—
Loss on termination of sales-type lease	(2,307)	—
Other non-cash items	242	152
Changes in assets and liabilities, net of acquired assets and liabilities	30,942	302

Net income	$1,101	$27,784

Reconciliation of Net Income to EBITDA:
Net income	$1,101	$27,784
Interest expense, net	75,526	60,557
Income tax expense (benefit)	(4,532)	10,045
Depreciation and amortization	69,765	69,758

EBITDA	$141,860	$168,144

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$141,860	$168,144
Adjustment of sales-type leases to operating leases(a)	6,533	5,501
Loss on termination of sales-type lease(b)	2,307	—
Restructuring charges(c)	3,349	(24)
Reserves for long-term receivables(d)	(2,853)	—
Transaction-related costs(e)	10,648	8,514
Gain on undesignated interest rate swap(f)	—	(13,240)
Other items(g)	1,594	652

Adjusted EBITDA	$163,438	$169,547

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

(b)
For the three months ended March 31, 2005, loss on termination of sales-type lease represents the non-cash loss of $2.3 million incurred upon the conversion of one of our customer's sales-type lease agreements to an operating lease agreement.

(c)
Restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs. (See Note 10 "Facilities Restructuring and Severance Costs" to our condensed consolidated financial statements appearing elsewhere in this quarterly report).

(d)
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

(e)
For the three months ended March 31, 2005, amount represents (i) $10.0 million paid to the Sponsors on March 22, 2005, in relation to the termination of their respective management services agreement with us and (ii) third party costs incurred in relation to the amendment of our senior secured credit facility which was effective in March 2005. For the three months ended March 31, 2006, amount represents costs associated with the Intelsat Merger.

(f)
For the three months ended March 31, 2006, amount represents the change in the fair value of the interest rate swap and swap interest earned. During the first quarter of 2006, the interest rate swap was undesignated and therefore did not qualify for hedge accounting treatment under Generally Accepted Accounting Principles.

(g)
For the three months ended March 31, 2005, other items consist of (i) $0.5 million of expenses for management advisory services from the Sponsors for the period from January 1, 2005 through March 22, 2005, (ii) $0.3 million loss on disposal of fixed assets and (iii) $0.8 million of non-cash stock compensation expense. For the three months ended March 31, 2006, other items consist of (i) $0.4 million of non-cash amortization of acquisition-related costs, (ii) $0.3 million of non-cash stock compensation expense, (iii) $0.1 million loss on disposal of fixed assets, partially offset by $0.1 million of non-cash amortization related to a customer guarantee.

        Future principal debt repayments are expected to be paid out of cash flows from operations, borrowings under PanAmSat's revolving credit facility, future refinancing of our debt and any future insurance proceeds received.

Interest Rate Swap Agreements

        In accordance with the agreement governing PanAmSat's old senior secured credit facilities that were repaid in 2004, PanAmSat was party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. In June of 2004, in connection with the repayment of the Term Loan B-1 Facility of PanAmSat's old credit facility, PanAmSat's cash flow hedge became undesignated and therefore changes in the fair value of the interest rate swap have been recorded within our consolidated statement of operations from that time. The fair value of the outstanding interest rate swap agreement as of March 31, 2005, based on quoted market prices from the counterparty, reflected a short-term asset of approximately $43 thousand. In August 2005, this agreement expired.

        On March 14, 2005, PanAmSat entered into a five-year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million from March 14, 2008 until expiration on March 15, 2010. In relation to this swap agreement, PanAmSat exchanged its floating-rate obligation on $1.25 billion of its Term Loan B-1 Facility for a fixed-rate obligation, subject to scheduled rate increases based on the LIBOR rate used.

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

        The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The fair value of the outstanding interest rate swap agreement as of March 31, 2005, based upon quoted market prices from the counterparties, reflected a long-term asset of approximately $0.6 million. Through March 31, 2005, the interest rate swap was undesignated, and therefore, changes in its fair value through March 31, 2005 were recorded within our consolidated statement of operations. The interest rate swap agreement remained undesignated through May 24, 2005, and the decrease in the fair value of the interest rate swap of approximately $18.6 million was recorded within loss on undesignated interest rate swap in our consolidated statement of operations for the six months ended June 30, 2005, in accordance with the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended and interpreted ("SFAS 133"). Between May 25, 2005 and June 30, 2005, the interest rate swap was designated as a cash flow hedge and deemed effective, and therefore qualified for hedge accounting treatment under SFAS 133. In accordance with SFAS 133, changes in the hedged asset or liability representing the effectiveness of the hedge were recorded within comprehensive income (loss) in our consolidated balance sheet.

        Pursuant to SFAS 133, we are required to perform a quarterly analysis of the effectiveness of the hedge. Under SFAS 133, in order to maintain the effectiveness of the hedge, an effectiveness rate of between 80% and 125% must be maintained. This effectiveness rate is calculated by dividing the cumulative change in the hedge liability by the cumulative change in the cash flows of the debt being hedged. As of September 30, 2005, we completed our effectiveness assessment in relation to this swap agreement. As a result of this test, it was determined that the interest rate swap agreement was no longer an effective hedge, and therefore, did not qualify for hedge accounting treatment under SFAS 133. As a result, the interest rate swap was undesignated through March 31, 2006, and therefore the increase in the fair value of the interest rate swap from January 1, 2006 through March 31, 2006, and swap interest earned during the quarter totaling $13.2 million were recorded within gain on undesignated interest rate swap in our consolidated statement of operations for three months ended March 31, 2006.

        As of March 31, 2005 and 2006, the asset related to this interest rate swap of $0.6 million and $16.1 million, respectively, was included in deferred charges and other assets—net within our condensed consolidated balance sheet.

        On the interest rate reset date of March 14, 2006, the interest rate which the counterparties will utilize on June 14, 2006 to compute interest due to PanAmSat was determined to be 4.900%. This will result in the counterparties paying PanAmSat approximately $1.9 million on June 14, 2006 (the difference between the rate PanAmSat must pay of 4.316% and the rate it will receive from the counterparties of 4.900%).

Facilities Restructuring and Severance Costs

        Facilities restructuring and severance costs were $3.3 million and $0.0 million for the three months ended March 31, 2005 and 2006, respectively.

        In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan includes the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead, Florida teleport was closed in 2003 and in June 2004 we closed our Spring Creek, New York teleport. We sold our Spring Creek teleport on October 28, 2004 and our Homestead teleport on June 3, 2005. During the three months ended March 31, 2005 and 2006, we recorded charges of $2.5 million and $0.0 million, respectively, related to this teleport consolidation plan, representing costs to relocate equipment.

        On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. In an effort to further streamline our operations, in the first quarter of 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. In the first quarter of 2005, we recorded a non-cash charge of approximately $0.4 million in relation to increased future lease costs related to one of our idle facilities. There were no such charges recorded during the first quarter of 2006.

        As part of our continuing effort to improve operational efficiencies, in October 2004 our management approved plans to reduce our workforce by approximately 25 employees. During the three months ended March 31, 2005 and 2006, we recorded severance charges of approximately $0.4 million and $0.0 million, respectively related to severance plans. These severance costs were primarily related to employee compensation, benefits and outplacement services.

        The following table summarizes the recorded accruals and activity related to the teleport consolidation, facilities restructuring and severance charges during the three months ended March 31, 2006 (in millions):

	Facilities Restructuring Plans	Teleport Consolidation Plan	Severance Plans	Total
Balance as of January 1, 2006	$5.3	$—	$0.4	$5.7
Restructuring charges	—	—	—	—
Non-cash items	—	—	—	—
Net cash payments	(0.3)	—	(0.3)	(0.6)

Balance as of March 31, 2006	$5.0	$—	$0.1	$5.1

        We expect to pay the $0.1 million of liabilities related to our severance plans within the next year and we expect to pay the $5.0 million of liabilities related to our facilities restructuring plan over the next six years.

Commitments and Contingencies

        The following schedule summarizes our contractual obligations and commercial commitments as of March 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	One Year or Less	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Total Debt:
10 3/8% Senior Discount Notes Due 2014	$416,000	$—	$—	$—	$416,000
Senior Secured Credit Facility	1,995,160	16,600	259,110	163,200	1,556,250
9% Senior Notes Due 2014	656,500	—	—	—	656,500
Other Notes(1)	276,190	—	150,000	—	126,190

Total	3,343,850	16,600	409,110	163,200	2,754,940
Interest Payments(2)	1,667,735	225,484	431,912	419,486	590,853
Satellite Construction and Launch Contracts(3)	226,005	97,529	91,087	3,583	33,806
Satellite Incentive Obligations	107,873	12,638	26,229	21,115	47,891
Horizons Contributions Obligation	81,711	—	19,648	24,567	37,496
Europe*Star Purchase Price Obligation	20,150	20,150	—	—	—
Operating Leases	25,970	5,262	9,242	8,670	2,796
Customer and Vendor Contracts(3)	204,324	74,884	92,079	17,011	20,350

Total Contractual Obligations	$5,677,618	$452,547	$1,079,307	$657,632	$3,488,132

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

(3)
Substantially all of the capital expenditures related to our PAS-11 satellite will be funded by one of our customers. Funds received from the customer through March 31, 2006 are included within customer and vendor commitments and will be repaid over a three year period beginning in the second half of 2006.

        Cash to be paid for income taxes is excluded from the table above.

        Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to 30 days prior to the satellite's launch. As of March 31, 2006, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Satellite Construction and Launch Commitments

        As of March 31, 2006, we had approximately $103.1 million of expenditures remaining under existing satellite construction contracts and $122.9 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of March 31, 2006, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS-6B Ku-band satellite and the C-band portion of our PAS-3R satellite. In July 2005, we signed an agreement for the launch of this satellite in the first quarter of 2007. Additionally, we have an agreement with one of our major customers for the funding of a portion of the capital expenditures necessary to construct and launch PAS-11 in this timeframe. Such funding represents an obligation for us when it is received from the customer. As of March 31, 2006, we received approximately $71.8 million of funding from this customer. This obligation is scheduled to be repaid to the customer over a three-year period beginning in the second half of 2006. Within our consolidated balance sheet as of March 31, 2006, $24.7 million of this obligation was recorded within short-term accounts payable and accrued liabilities, while the remainder of $47.1 million was recorded within long-term deferred credits and other.

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

Satellite Incentive Obligations

        Satellite construction contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction if the satellite fails to meet specific technical operating standards. As of March 31, 2006 we had $107.9 million of liabilities recorded in relation to these satellite incentive obligations. Certain of our satellite construction contracts also provide that certain amounts paid by us during the construction phase are subject to refund (with interest) if the satellite fails to meet these technical operating standards.

Horizons Contributions Obligation

        On August 1, 2005, PanAmSat formed its second 50-50 joint venture with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74 degrees west longitude. The joint venture is named Horizons-2. The satellite will support digital video, high-definition television and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. This Horizons-2 satellite will be constructed over the next two years and is expected to be in service by late 2007. The total investment in this joint venture is expected to be approximately $163 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. PanAmSat's investment in this joint venture is being accounted for using the equity method. As of March 31, 2006, PanAmSat has recorded a liability of $81.7 million within its consolidated financial statements in relation to the future funding of this investment in Horizons-2.

Europe*Star Purchase Price Obligation

        On August 31, 2005, PanAmSat acquired multiple European orbital slots, as well as a satellite with European, Middle Eastern, African and Asian coverage from Alcatel, a French communications company, for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.7 million, including $9.0 million of contingent performance payments due to Alcatel in addition to the purchase price. This acquisition was accomplished in order to strengthen our presence in these markets and expand our global reach into key growth regions. Through March 31, 2006, we paid $42.9 million of this aggregate purchase price from cash on hand. The satellite acquired, formerly known as Europe*Star 1, was renamed PAS-12, and is capable of providing a broad range of enhanced services to European customers for program distribution, broadcast contribution and enterprise networking. The agreement provides for purchase price installments during 2006 of $20.2 million and performance payment installments plus related interest contingent on the future performance of the satellite. The results of this acquisition have been included in our fixed satellite services segment from the date of acquisition.

Satellite Insurance

        On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its secondary spacecraft control processor ("SCP") and was taken out of service. This satellite had no net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results. In January 2006, our Galaxy 12 satellite was replaced by our Galaxy 14 satellite and Galaxy 12 became an in-orbit spare. Additionally, in late February 2006, our Galaxy 1R satellite was replaced by our Galaxy 15 satellite and on March 3, 2006, Galaxy 1R was de-orbited.

        As of March 31, 2006, we had in effect launch and in-orbit insurance policies covering six satellites in the aggregate amount of approximately $516.0 million. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $668.7 million. We had 17 uninsured satellites in orbit as of March 31, 2006 as follows: PAS-4, which is used as a backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; SBS-6, which is approaching the end of its useful life; Galaxy 4R, Galaxy 10R, Galaxy 11 and PAS-1R, for which we received insurance proceeds for partial losses; PAS-2, PAS-3R, PAS-6B, PAS-8, PAS-9, Galaxy 9, and Galaxy 12, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3 and Leasat, which have an aggregate book value of approximately $0.5 million. Our Galaxy 9 and Galaxy 12 satellites currently serve as in-orbit backups for the C-band portions of Galaxy 3C, Galaxy 4R, Galaxy 10R, Galaxy 11, Galaxy 13/Horizons 1, Galaxy 14 and Galaxy 15. The C-band portion of the satellites that were covered by C-band in-orbit backups had an aggregate net book value of approximately $291.9 million as of March 31, 2006.

        Of the insured satellites, as of March 31, 2006, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, or Significant Exclusion Policies. The exclusions reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/ Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for Xenon-Ion Propulsion Systems ("XIPS") related anomalies, continues to have XIPS available as its primary propulsion system. Certain enhancements have been made to the XIPS on this satellite to make the systems more robust. In addition, Galaxy 13/Horizons 1 has available backup bi-propellant of approximately 10.6 years as of March 31, 2006.

        At March 31, 2006, the uninsured satellites and the satellite insured by a Significant Exclusion Policy had a total net book value and other insurable costs of approximately $872.5 million. Of this amount, $783.4 million related to uninsured satellites and $89.1 million related to the satellite insured by a Significant Exclusion Policy.

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

Operating Leases

        We have commitments for operating leases primarily relating to equipment and our executive office facilities in Wilton, Connecticut and various other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of March 31, 2006, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income aggregated approximately $26.0 million.

Customer and Vendor Obligations

        We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us and we have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of March 31, 2006, we have commitments under these customer and vendor contracts which aggregated approximately $204.3 million related to the provision of equipment, services and other support.

Change-in-Control Obligations

        Certain of our senior executives are party to change-in-control severance agreements which provide for payment of severance and other benefits in the event of an involuntary termination of the executive's employment (as defined in such agreements) within three years after a change in control. A change in control has occurred which would satisfy the conditions for payment under these agreements. Accordingly, the payments required under these severance agreements will become payable by the Company if an involuntary termination of an executive occurs during the periods specified by the agreements. Based upon current compensation levels and assuming the Intelsat merger transaction is completed on June 30, 2006, the maximum estimated cost of the termination-related benefits specified by the respective severance agreements would be approximately $11.8 million (net of tax benefits of approximately $6.8 million).

        In connection with the pending Intelsat Merger, our board of directors approved the adoption of a 2005 Severance Pay Plan on terms similar to our existing 2003 Severance Pay Plan and authorized a retention pool of up to $10 million for employees. As of March 31, 2006, retention bonuses totaling approximately $9.6 million have been designated for employees. The 2005 Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within 18 months following, a change in control (as defined in such plan). Based upon information currently available to the Company regarding plans for the integration of the Company with Intelsat in the pending merger, we are currently unable to estimate the amount of future severance to be paid pursuant to the 2005 Severance Pay Plan which would result from a change in control upon the closing of the Intelsat Merger.

        Subsequent to the Recapitalization, we and PanAmSat granted stock options to certain employees. See Item 1. Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 9. "Stock Based Compensation." The options granted by PanAmSat were assumed by us in October 2004. In addition, certain employees also acquired common stock of Holdco. The vesting of the stock options accelerates in the event of certain changes in control of Holdco. Pursuant to contractual obligations, we could be obligated to make payments for vested options and to repurchase shares held by certain employees in the event of the death or qualifying disability of any such employee. In all other circumstances, we have the right, but not the obligation, to call the common stock held by employees and, therefore, no contingent obligation would exist for us.

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

Off-Balance Sheet Disclosures

Foreign Withholding Taxes

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2004 is approximately $64.0 million. We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide letters of credit totaling approximately $49.2 million. As of March 31, 2006, we had paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group, which controlled us prior to the Recapitalization, agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

        We currently have outstanding letters of credit totaling $49.1 million which primarily relates to the India tax issue noted above.

        In July 2005, PanAmSat entered into a series of contracts, one of which obligates PanAmSat to guarantee the performance of one of its customers serving as the general contractor for an unrelated third party under a Contractor's Bond in the amount of approximately $8.8 million. PanAmSat believes that if the customer defaults on its obligations to the unrelated third party, PanAmSat will take the place of the customer as the general contractor on the overall project. Accordingly, PanAmSat has recorded a non-contingent liability and a deferred charge of approximately $0.8 million to reflect the fair value of its obligation to stand ready to perform under the terms of the guarantee in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees

of Indebtedness of Others" ("FIN 45"). PanAmSat has also determined that it has no contingent liability under these contracts as prescribed in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" because the likelihood that the Company will be required to perform under the agreements is remote.

        At the completion of the project, which is expected to occur within the next year, PanAmSat will be relieved from its non-contingent obligations under the indemnity agreement. Accordingly and based on the provisions of FIN 45, the balance of the non-contingent liability is being amortized ratably against selling, general and administrative expenses over the overall term of the project based on the percentage of the overall project completed in each period. The deferred charge is being amortized against revenues over the term of the related customer contracts based upon the percentage of total customer revenues recognized in each period. As of March 31, 2006, the balances of the liability and the related deferred charge were both approximately $0.6 million.

        There are no other transactions that would require off-balance sheet disclosure other than as described above.

Critical Accounting Policies

        For a description of our Critical Accounting Policies refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" within our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006. During the quarter ended March 31, 2006, we adopted SFAS No. 123 (Revised), "Share Based Payment" ("SFAS 123R").

New Accounting Pronouncements

        In December 2004, the FASB issued SFAS 123R, which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements and includes implementation guidance on measuring the fair value of share-based payments. SFAS 123R replaces SFAS 123, and supersedes SFAS 148 and Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

        On March 29, 2005, the SEC released Staff Accounting Bulletin No. 107 ("SAB 107"). SAB 107 provides an interpretation of SFAS 123R and its interaction with certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS 123R. We have already adopted the fair value recognition provision of SFAS 123, effective January 1, 2003, on a prospective basis. The adoption of SFAS 123R and SAB 107 as required on January 1, 2006 did not have a material impact on our consolidated financial statements. See Note 9. "Stock Based Compensation" to our unaudited condensed consolidated financial statements.

        In May 2005, FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20 "Accounting Changes" ("APB 20") and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 during the first quarter of 2006 did not have a material impact on our consolidated financial statements.

        In February 2006, FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends FASB Statements No. 133 and 140. This statement simplifies the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. This statement also permits a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on our consolidated financial statements.

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

        We have effectively mitigated our cash interest exposure in relation to $1.25 billion of our Term Loan B-1 Facility as a result of entering into the interest rate swap agreements described above. The remaining balance of our senior secured credit facilities of approximately $745 million, which is subject to variable interest rates, will be subject to changes in interest rates based upon economic conditions. Other than entering into the new $1.25 billion interest rate swap agreement, our strategies and procedures to manage exposure to interest rates have not changed in comparison to prior periods.

        We are subject to fluctuating interest rates on our floating rate debt and any changes in interest rates would impact cash flows and results of operations. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on our floating rate debt outstanding at March 31, 2006 would be a reduction in cash flows of approximately $5.1 million and a decrease in net income of approximately $3.8 million.

        As of March 31, 2006, long-term debt consisted of fixed-rate borrowings of approximately $1.2 billion and floating rate debt of approximately $2.0 billion. In addition, we had a fixed interest rate swap agreement on a notional amount of $1.25 billion, as described above. Fluctuations in interest rates may affect the fair values of fixed-rate borrowings and fixed-rate net investments in sales-type lease receivables. Any changes in interest rates would also impact results of operations and cash flows as described above. At March 31, 2006, outstanding fixed-rate borrowings bore interest at rates ranging from 6 3/8% to 10 3/8% and sales-type lease receivables bore interest at rates between 8% and 12%. The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to our outstanding fixed-rate debt, including our interest rate swap, and our fixed-rate net investment in sales-type lease receivable balances would be approximately $62.1 million and $2.0 million, respectively, as of March 31, 2006.

Certain Relationships and Related Transactions

Transactions with The Sponsors and Their Affiliates

        The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements for an aggregate consideration of $10.0 million. For the period from January 1, 2005 through March 22, 2005, we recorded approximately $10.4 million of expense for these management fees (including the termination payment). The annual advisory fee did not include, and the Sponsors may receive, additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Sponsors perform services above and beyond those previously called for by the agreements. During the three months ended March 31, 2005 and 2006, we reimbursed the Sponsors for approximately $23 thousand and $8 thousand, respectively, for expenses incurred.

        Certain members of our board of directors whose services are compensated are principals of or are affiliated with the Sponsors.

        We provide satellite capacity, TT&C and other related services to affiliates of the Sponsors. Revenues for these services were $1.3 million and $0.7 million for the three months ended March 31, 2005 and 2006, respectively. As of March 31, 2005 and 2006, we had customer receivables related to these affiliates of approximately $205 thousand and $94 thousand, respectively.

        Included in our total contracted backlog of $4.60 billion as of March 31, 2006 is approximately $14.2 million of contracted backlog from these affiliates of the Sponsors. Contracted backlog represents future cash payments expected from customers under all long-term contractual agreements.

        During the three months ended March 31, 2005, we procured $0.8 million of insurance and insurance-related services from an affiliate of one of the Sponsors. This company is no longer an affiliate of the Sponsor in 2006.

        The following table provides summary information relative to our accounts receivable from and accounts payable to the Sponsors and their affiliates as of March 31, 2005 and 2006 (in thousands):

	March 31,
	2005	2006
Due from affiliates	$205	$94

Due to affiliates	$—	$—

Other Related Party Transactions

        PanAmSat has a 50% ownership interest in the Horizons-1 joint venture, which it accounts for under the equity method of accounting. PanAmSat leases Ku-band satellite capacity on the Horizons I satellite, which is owned by this joint venture. During the three months ended March 31, 2005 and 2006, PanAmSat recorded expenses of approximately $0.9 million and $1.0 million, respectively, in relation to the lease of such Ku-band satellite capacity.

Other Relationships

        We utilize the consulting and lobbying services of R. Thompson & Co., which is owned by Robert J. Thompson, Chairman of Jefferson Consulting Group. Mr. Wright, our Chief Executive Officer, owns a minority interest in Jefferson Consulting Group. Mr. Wright does not have any ownership or financial interest directly or indirectly in R. Thompson & Co. During the three months ended March 31, 2005 and 2006, we paid approximately $65 thousand and $30 thousand, respectively, in expenses for services provided by R. Thompson & Co.

        During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.2 million and $0.0 million of expenses during the three months ended March 31, 2005 and 2006 related to Capstone Consulting, all of which was paid through March 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risks."

ITEM 4. CONTROLS AND PROCEDURES.

        Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")), our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that as of March 31, 2006 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PANAMSAT HOLDING CORPORATION
PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2004 is approximately $64.0 million. We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide letters of credit totaling approximately $49.2 million. As of March 31, 2006, we had paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group, which controlled us prior to the Recapitalization, agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

        We periodically become involved in various claims and lawsuits that are incidental to our business. Other than the matter described above, we believe that no matters currently pending would, in the event of an adverse outcome, be material.

ITEM 1A.    RISK FACTORS

        There have been no material changes to the risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5.    OTHER INFORMATION.

        None.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

*
Filed herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAMSAT HOLDING CORPORATION
May 11, 2006
/s/ MICHAEL J. INGLESE Michael J. Inglese Executive Vice President and Chief Financial Officer and a Duly Authorized Officer of the Company

QuickLinks

PANAMSAT HOLDING CORPORATION INDEX
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
WEB SITE ACCESS TO COMPANY'S REPORTS
PART I. FINANCIAL INFORMATION
PANAMSAT HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2006 (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2006 (IN THOUSANDS)
PANAMSAT HOLDING CORPORATION NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FSS Revenue by Service-Type
PANAMSAT HOLDING CORPORATION PART II—OTHER INFORMATION
SIGNATURE